Form 10QSB
period 2008-01-31
Propalms, Inc.
filed 2008-06-03
CIK 1421100

United States Securities and Exchange Commission
                        Washington, D.C. 20549


                              FORM 10-KSB


  X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                               ACT OF 1934

               For the fiscal year ended January 31, 2008

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

                    Commission File No. 000 52980

                            PROPALMS, INC.
         (Name of Small Business Issuer in its Charter)

               NEVADA                        22-3351399

  (State or other jurisdiction of        (I.R.S. Employer
    incorporation or organization)         Identification No.)


     Unit 4, Park Farm Courtyard
    Easthorpe, Malton N. Yorkshire
           United Kingdom                      Y017 6QX
 --------------------------------------        ---------

(Address of Principal Executive Offices)       (Zip Code)


                          011-44-1653-696060
                      (Issuer's Telephone Number)

         Securities Registered under Section 12(b) of the
                         Exchange Act: None.

         Securities Registered under Section 12(g) of the
                          Exchange Act:

                          Common Stock
                        (Title of Class)

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company
 (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [ ]

Issuer's revenues for the most recent fiscal year were $1,076,715.

The aggregate market value of the voting and non-voting common equity of the registrant as of May 6, 2008 was $12,708,900 based on the $0.029 per share closing price of the Common Stock on the Over The Counter Bulletin Board composite transactions tape.

The number of shares of Common Stock outstanding as of May 14, 2008 was 438,237,924.


                             TABLE OF CONTENTS

Part I:
-------
	Item 1. Description of Business

	Item 2. Description of Property

	Item 3. Legal Proceedings

	Item 4. Submission of Matters to a Vote of Security
                 Holders

Part II:
--------
	Item 5. Market for Common Equity, Related Stockholder
                 Matters and Small Business Issuer Purchases of Equity Securities

	Item 6. Management's Discussion and Analysis or
                 Plan of Operation

	Item 7. Financial Statements
		 Independent Auditors Consent
	   	 Balance Sheet
	   	 Statement of Operations
	   	 Statement of Cash Flows
	   	 Statement of Deficit in Stockholders' Equity
	   	 Notes to Financial Statements

	Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

	Item 8A(T).  Controls and Procedures

	Item 8B.  Other Information

Part III:
---------
	Item 9. Directors, Executive Officers, Promoters, and
                 Control Persons and Corporate Governance;
                 Compliance with Section 16(a) of the Exchange Act

	Item 10. Executive Compensation

	Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

	Item 12. Certain Relations and Related Transactions, and
                  Director Independence

	Item 13. Exhibits

	Item 14. Principal Accountant Fees and Services


                   FORWARD LOOKING STATEMENT INFORMATION

	Certain statements made in this Annual Report on Form
10-KSB are "forward-looking statements" made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding the plans and objectives of management for future operations. Such statements may relate to, but are not limited to, information or assumptions about known and unknown risks, sales (including pricing), income/(loss), earnings per share, operating income or gross margin improvements, return on equity, return on invested capital, capital expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, interest rates, internal growth rates, restructuring, impairment and other charges, potential losses on divestitures, impact of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings (including raw material inflation, productivity and streamlining), synergies, management's plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as "intend," "anticipate," "believe," "estimate," "project," "target," "plan," "expect," "will," "should," "would" or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in this Annual Report generally and Item 1A to this Annual Report. Some of these factors are described as criteria for success. The Company's failure to achieve, or limited success in achieving, these objectives could result in actual results differing materially from those expressed or implied in the forward-looking statements. In addition, there can be no assurance that the Company has correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information the Company receives with respect to these factors is complete or correct.


                                Part I

Item 1.  Description of Business.

Overview of our Business.

     Propalms, Inc. (the "Company"), a Nevada corporation is the successor to Propalms USA, Inc. ("Propalms USA"). Its sole asset is 100% ownership of Propalms, Ltd. a United Kingdom limited company incorporated in October 2001.

     On July 12, 2005 Propalms, Ltd. purchased from Tarantella, Inc. a license and purchase option agreement for the world wide intellectual property rights, including the entire customer base and all the ongoing maintenance revenue, of a software product called Terminal Services Edition ("TSE"). The TSE product and its related services comprise the Company's sole product line.

     Jenna Lane was a publicly traded non-operating Delaware corporation, incorporated in 1995. On December 8, 2006, shareholders of Propalms, Ltd. purchased 13,750,000 shares of Jenna Lane, which represented 50.1% of the outstanding shares. Jenna Lane immediately increased its authorized common to 500 million shares.
On December 9, 2006, Jenna Lane entered into an agreement with all the shareholders of Propalms, Ltd. to exchange 230 million shares of Jenna Lane common equity for all the issued and outstanding stock of Propalms, Ltd. After the consummation of the agreement, the former shareholders of Propalms, Ltd. owned 243,750,000 shares of common stock of Jenna Lane, which represented 89.35% of Jenna Lane's outstanding shares.

     In December 2006, the Company incorporated in the state of Nevada. In March 2007, Jenna Lane changed its name to Propalms USA and its ticker symbol to PRPM.PK in order to better reflect the Company's international sales and global presence. Further, in June 2007, the Company filed Articles of Merger with the state of Nevada merging Propalms USA into the Company. The merger was effected to make the Company a public company in order to be able to provide the Company with other business options for making acquisitions, other business growth opportunities, provide potential liquidity to the Company's existing shareholders and to avail itself of the more favorable corporate tax laws in Nevada.

     The Company, through its wholly owned subsidiary, Propalms Ltd., develops software for TSE which offers users a complete management product for the Microsoft server based computing ("SBC") environment. TSE application allows users to manage and operate all their software applications centrally on their servers rather than on each individual desktop computer. The Company markets and licenses its TSE product and related services through multiple channels such as value added resellers and channel distributors.

     The consolidated financial statements include the accounts of the Company and its resulting wholly owned subsidiary, Propalms, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

	The Company's website address is www.propalms.com where copies of Exchange Act and Securities Act reports are available free of charge.

Software Products

    Today, the Company is a software vendor and development company whose product is applicable for a broad range of customers. The Company works with international value added resellers. In the computer and other industries, a value added reseller ("VARs") is a company that takes an existing product, adds its own 'value' usually in the form of a specific application for the product (for example, a special computer application), and resells it as a new product. An Independent Software Vendors ("ISVs") who develop their own software and require it to run on Microsoft Windows 2000/2003 as a SBC system. The Company utilizes the services of VARs and ISVs to enable the Company's ability to enhance channel distribution.

    In July 2005, when Propalms Ltd. purchased the TSE worldwide product business, it also acquired all rights and ownership interest in the TSE intellectual property rights, including but not limited to trademark, patent, copyrights, and technical knowledge base, all continuing annual support agreements, and the entire TSE database consisting of all product and customer information. Propalms Ltd also took over the TSE development team. At the time of this acquisition, the TSE product had a worldwide customer base and an established distribution network in 26 countries. When purchased by the Company, TSE was an existing and established software product, requiring no major core development in regards to the product's functionality. Since the original purchase of TSE
Version 4, the Company has developed and markets Versions 5 and 6.

    Server based computing (SBC) is a technology whereby computer applications are deployed, managed, supported and executed on servers rather than on personal computers ("PCs"). In SBC environments, upgrades, application deployment, technical support, and data storage and backup are simplified because only the servers need to be managed, not the PCs. Data and applications reside on a few servers rather than on many individual workstations. Personal computers essentially become terminals and can be replaced by simpler, less expensive (and most importantly) easier to manage devices called "thin clients." SBC solutions are enormously popular among enterprises, as they promise to greatly simplify the computing infrastructure.

    In summary, TSE enables an enterprise to simply install and run substantially all of their software applications that have traditionally been installed on each separate work station or computer through remote and centralized servers, rather than on each individual desktop. It enables enterprise approved users, regardless of where they are based, to access their applications without having the problems of incompatibility issues and upgrade problems, all in a seamless manner. It also enables a centralized function to control or manage software updates.

    TSE is a comprehensive management product for the SBC environment. It enables enterprises, large or small, to save significant money in managing their software and hardware, providing secure remote access and providing a more controlled IT environment. Using the base technologies of Microsoft Windows, TSE provides a solution to manage end users, application servers and server hosted Windows applications.

    Unlike other SBC solutions, TSE leverages the Microsoft RDP protocol as a standard building block, adding an intelligent management layer and protecting customers' long term investments in Microsoft technology. TSE publishes server based Windows applications and the Windows desktop through a single, unified and portable browser interface.

Partner Relationships

    At this time, Microsoft does not sell a fully functioning SBC solution. They only provide the operating system for all servers, known as Microsoft Terminal Services Edition.

    As TSE leverages the Microsoft RDP protocol as a standard building block, the Company has become a Microsoft Certified Partner and is working toward becoming a Microsoft Gold ISV, which is the highest level of partnership that any third part software vendor can attain with Microsoft. Once becoming a Microsoft Gold ISV, the Company will have better access to the Microsoft development and support teams, be listed on the Microsoft website, and have the ability to conduct joint events from worldwide Microsoft offices.

Marketing and Distribution

    Most of the Company's sales are channeled through its certified distribution network throughout the world which is currently composed of 37 distributors operating in 48 countries. The Company focuses its resources and energy on the technical development and enhancement of its products, and the marketing campaigns and sales generation leads, which are then passed on through its distribution channels.

    Currently Propalms product sells to three types of customers:

1. Independent software Vendors ("ISV") who develop their own software and require it to run on Microsoft Windows 2000/2003 as a SBC system.
2. Application Service Providers ("ASP") who host and deliver centrally managed applications. They typically rent applications software from the provider on a per user per month basis and charge their customer accordingly.
3. End users who can have any number of desktop computers.

    End users are from both the public and private sectors and typically have between 5 and 5000 desktop computers in their organization. Examples of current TSE users by industry are:
    Manufacturing
    Software Houses
    Local Government
    Telecoms
    Communications
    Health Care
    Educational Establishments
    Legal
    Charitable organizations
    Banking
    International Groups

    The Company's initial strategy is to focus on the small business emerging market which its principal competition has no real desire to compete in. The Company is focused on winning orders for companies needing 100 to 400 end user licenses, a market in which the larger SBC companies are not currently competing.

    Currently, the Company has approximately 2000 customers worldwide which comprise approximately a total of 200,000 concurrent users.
Though the Company has several large customers, it is not dependent on any or even a relative few customers for its continued existence.

    The Company markets its product in the following ways:

1. E-Shot: E-Short is e-mail marketing software produced by Net Formation Ltd. It is an internet marketing tool that gives the Company complete control in managing contacts, creation of professionally designed messages and accurately targeting them, all in a simple to use highly available online application. It is both inexpensive to produce and inexpensive to send, and can generate instant results. The Company is currently evaluating two email marketing and lead generation tools that enable it to verify the value of the e-shot blast campaign and provide it with the metrics to ensure it is obtaining value for the money invested. The Company is also evaluating its E-Shot success through online tracking. Online tracking is very important to see how many people have read an e-shot or e-newsletter, who is reading it, and which articles interested them most. This allows for a more targeted sales and marketing effort by providing the Company with user feedback that can be promptly analyzed to permit the Company to access customer use patterns or needs.

2. Leadbank: which offers a complete service in generating qualified leads and website optimization for search engines. Those leads are then circulated to the Company's distributors for follow up. Also, Leadbank can be configured to collect certain data which can then be filtered to collect the required results, providing a tool to generate responsive email information.

3. Direct Mail: Sending hard copies and paper mailings of corporate marketing materials directly to targeted consumers through traditional mail services. Direct mailings can be a positive marketing tool. However, the cost of direct mail pieces can be prohibitive and will only be considered when sufficient funding is available.

4. Telemarketing: The Company has access to three separate telemarketing resources: (i) its internal telemarketing department working out of its own offices, (ii) the sales account managers, and
(iii) a specialist UK based telemarketing company that get technology companies appointments with information technology directors (on a project by project basis). Information is gathered by the telemarketing process on customer/market needs, interests and opportunities. This information is then provided to the Company to target sales and customer opportunities. Telemarketing enables the Company to ensure marketing messages can be followed up and results can be quantified. The Company's telemarketing is flexible and can respond quickly any topic the public is interested in.

5. Advertising: The Company is booking space in specific trade publications that provide targeted exposure to VARs and ISVs.

6. The Company's Website: The website has been developed and is maintained in house. This allows for changes to be made instantly, offering a dynamic website. As the backbone of the Company's online marketing effort, the website constantly reflects the products and services offered.

    The Company provides the following support and services to its worldwide VARs and ISVs:

1. Telesales: The Company's intention is to employ our own telemarketing team both in the United Kingdom and the United States that will focus on contacting government, health, education and corporate enterprises with networks with more than 250 personal computers. Currently, the Company employs two telemarketers in the United Kingdom and one in the United States. These existing telemarketers have generated more than 300 leads over the past three months that resulted in approximately 30 new sales.

2. Telephone Support: The Company has seven technical people who give free-of-charge pre-sales support and thirty days post-sales support. The Company has six support people based in India who provide 24-hour support, five days a week.

3. Online Pre-Sales Installation: The Company has the ability to have online meetings with a client and operate offsite the client's computer for training and product setup.

4. On Site Pre-Sales Installation: When feasible, the Company practice is to book an engineer to visit end users where the account has more then 500 connections on their network. This helps promote the foundation for a successful installation and provides initial training on the product. This method of pre-sales support has resulted in a 90% conversion rate into firm orders.

5. On Site Representative: The Company provides large VARs with a representative to work in the respective VARs office with the sales desk to help promote the TSE products.

    Initial customer service support for all resellers is available via chosen regional distributors. Additional support will be available directly with the Company via our email at support@propalms.com or on-line support directly with one of our representatives via Webex.

    The following additional technical resources are available via our website www.propalms.com:
1. Product downloads,
2. Searchable knowledgebase,
3. Press releases,
4. Case studies,
5. Public newsgroup, and
6. Technical newsletters.

Technical Training and Accreditation

    To assist in the sales process, the Company provides to all VARs technical staff training geared to their established provider accreditation level. This in turn gives the VARs the tools to provide implementation and support services directly to their customers.

Research and Development

    When purchased by the Company, TSE was an existing and established software platform product, requiring no major core development in regards to the product's functionality, except with respect to routine advances and enhancements. Since July 2005, Propalms has made two upgrades including a major upgrade V5.0 released in April 2006. It is our intention to continue to upgrade and develop the TSE technology to provide our existing and future customers with more practical and up to date features. Since the original TSE acquisition in 2005, we have expanded the development team from a core group of 5 to a team of 18 people. That development activity is contracted to India based Aloha Technologies, the Managing Director being Nakul Sood, a Director of the Company. All development work is performed by Aloha Technologies on a work for hire basis and the Company owns all rights title and interest in any work developed by Aloha Technologies.

    It is our intention to release a new enterprise product in 2008 that will be focused on large organizations and governmental bodies, and will host a range of major enhancements for this market.

Competition

    The market for SBC was started by and is dominated by Citrix who developed the first SBC product. Citrix has continued to develop the product and the market from the late 1990s and have maintained their position as the major worldwide supplier.

    There are now a small number of other providers who have followed Citrix into the SBC market but they do not appear to have gained any significant share.

Employees

    The Company employs eight full time and three part time employees. The Company employees are not subject to collective bargaining agreements. Except for the executive officers, no employees have entered into employment agreements.

Item 1A.  Risk Factors

The benefits we anticipate from acquiring TSE may not be realized.

     Propalms Ltd. and the Company were established to develop the underserved thin client server market for remote terminal services. The Company acquired TSE with the expectation that the acquisition will result in various benefits including, among other things, enhanced revenue and profits, and greater market presence and development. TSE was acquired to establish the Company in the emerging smaller and medium sized business markets. We may not realize any of these benefits.

     The Company may not achieve the anticipated benefits of our acquisition of TSE as rapidly as, or to the extent, anticipated by management and certain financial or industry analysts, and others may not perceive the same benefits of the acquisition as the Company. For example, TSE's contribution to the Company financial results may not meet the current expectations of management for a number of reasons, including marketplace penetration, product integration risks, and could dilute our profits beyond the current expectations of our management. Operations and costs incurred and potential liabilities assumed in connection with our acquisition of TSE also could have an adverse effect on our business, financial condition and operating results. If these risks materialize, our stock price could be materially adversely affected.

Our business could be adversely impacted by conditions affecting the information technology market.

     The demand for our products and services depends substantially upon the general demand for business-related computer appliances and software, which fluctuates based on numerous factors, including capital spending levels, the spending levels and growth of our current and prospective customers and general economic conditions. Fluctuations in the demand for our products and services could have a material adverse effect on our business, results of operations and financial condition. Future economic projections for the information technology sector are uncertain. If an unfavorable information technology spending environment develops, it could negatively impact our business, results of operations and financial condition.

Our long sales cycle for enterprise-wide sales could cause significant variability in our revenue and operating results for any particular period.

    In recent quarters, a growing number of our large and medium-sized customers have decided to implement our enterprise customer license arrangements on a departmental or enterprise-wide basis. Our long sales cycle for these large-scale deployments makes it difficult to predict when these sales will occur, and we may not be able to sustain these sales on a predictable basis.

    We have a long sales cycle for these enterprise wide sales because: our sales force generally needs to explain and demonstrate the benefits of a large scale deployment of our product to potential and existing customers prior to sale; our service personnel typically spend a significant amount of time assisting potential customers in their testing and evaluation of our products and services; our customers are typically large and medium size organizations that carefully research their technology needs and the many potential projects prior to making capital expenditures for software infrastructure; and before making a purchase, our potential customers usually must get approvals from various levels of decision makers within their organizations, and this process can be lengthy.

    The continued long sales cycle for these large scale deployment sales could make it difficult to predict the quarter in which sales will occur. Delays in sales could cause significant variability in our revenue and operating results for any particular period.

If we do not develop new products and services or enhancements to our existing products and services, our business, results of operations and financial condition could be adversely affected.

     The markets for our products and services are characterized by: rapid technological change; evolving industry standards; fluctuations in customer demand; changes in customer requirements; and frequent new product and service introductions and enhancements.

     Our future success depends on our ability to continually enhance our current products and services and develop and introduce new products and services that our customers choose to buy. If we are unable to keep pace with technological developments and customer demands by introducing new products and services and enhancements, our business, results of operations and financial condition could be adversely affected. Our future success could be hindered by: delays in our introduction of new products and services; delays in market acceptance of new products and services or new releases of our current products and services; and our, or a competitor's, announcement of new product or service enhancements or technologies that could replace or shorten the life cycle of our existing product and service offerings.

     We cannot guarantee that newer versions of TSE products will achieve the broad market acceptance by our VARs and ISVs and entities with which we have a technology relationship, customers and prospective customers necessary to generate significant revenue. In addition, we cannot guarantee that we will be able to respond effectively to technological changes or new product announcements by others. If we experience material delays or sales shortfalls with respect to our new products and services or new releases of our current products and services, those delays or shortfalls could have a material adverse effect on our business, results of operations and financial condition.

     We believe that we could incur additional costs and royalties as we develop, license or buy new technologies or enhancements to our existing products. These added costs and royalties could increase our cost of revenues and operating expenses. However, we cannot currently quantify the costs for such transactions that have not yet occurred. In addition, we may need to use a substantial portion of our cash and investments to fund these additional costs.

If we lose key personnel or cannot hire enough qualified employees, our ability to manage our business could be adversely affected.

     Our success depends, in large part, upon the services of a number of key employees. Except for the CEO and President/CFO, we do not have long term employment our personnel. The effective management of our growth, if any, could depend upon our ability to retain our highly skilled technical, sales and services managerial, finance and marketing personnel. If any of those employees leave, we will need to attract and retain replacements for them. We may also need to add key personnel in the future. The market for these qualified employees is competitive. We could find it difficult to successfully attract, assimilate or retain sufficiently qualified personnel in sufficient numbers. Also, we may need to hire additional personnel to develop new products, product enhancements and technologies. If we cannot add the necessary staff and resources, our ability to develop future enhancements and features to our existing or future products could be delayed. Any delays could have a material adverse effect on our business, results of operations and financial condition.

If we fail to manage our operations and grow revenue or fail to continue to effectively control expenses, our future operating results could be adversely affected.

     Historically, the scope of our operations, the number of our employees and the geographic area of our operations and our revenue have grown rapidly. This growth could continue to place a significant strain on our managerial, operational and financial resources. To manage our current growth and any future growth effectively, we need to continue to implement and improve additional management and financial systems and controls. We may not be able to manage the current scope of our operations or future growth effectively and still exploit market opportunities for our products and services in a timely and cost effective way. Our future operating results could also depend on our ability to manage: our existing product lines; our sales and marketing organizations; and our client support organization as installations of our products increase.

     In addition, to the extent our revenue grows, if at all, we believe that our cost of revenues and certain operating expenses could also increase. We believe that we could incur additional costs, including royalties, as we develop, license or buy new technologies or enhancements to our existing products and services. These added costs and royalties could increase our cost of revenues and operating expenses and lower our gross margins. However, we cannot currently quantify the costs for such transactions that have not yet occurred or of these developing trends in our business. In addition, we may need to use a substantial portion of our cash and investments or issue additional shares of our common stock to fund these additional costs.

     We cannot assure you that our operating expenses will be lower than our estimated or actual revenues in any given quarter. If we experience a shortfall in revenue in any given quarter, we likely will not be able to further reduce operating expenses quickly in response. Any significant shortfall in revenue could immediately and adversely affect our results of operations for that quarter. Also, due to the fixed nature of many of our expenses and our current expectation for revenue growth, our income from operations and cash flows from operating and investing activities could be lower than in recent years.

Attractive acquisition opportunities may not be available to us, which could negatively affect the growth of our business.

     Our business strategy includes the selective acquisition of businesses and technologies. We plan to seek opportunities to expand our product portfolio, customer base, technology, and technical talent through acquisitions. However, we may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of our business. We expect that other companies in our industry will compete with us to acquire compatible businesses. This competition could increase prices for businesses and technologies that we would likely pursue, and our competitors may have greater resources than we do to complete these acquisitions.

If we determine that any of our goodwill or intangible assets, including technology purchased in acquisitions, are impaired, we would be required to take a charge to earnings, which could have a material adverse effect on our results of operations.

     We have a significant amount of goodwill and other intangible assets, such as product and core technology, related to our TSE acquisition. We do not amortize goodwill and intangible assets that are deemed to have indefinite lives. However, we do amortize certain product and core technologies and other intangibles. We periodically evaluate our intangible assets, including goodwill, for impairment at the reporting unit level (operating segment). We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill and other intangible assets could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

     Furthermore, impairment testing requires significant judgment, including the identification of reporting units based on our internal reporting structure that reflects the way we manage our business and operations and to which our goodwill and intangible assets would be assigned. Significant judgments are required to estimate the fair value of our goodwill and intangible assets, including estimating future cash flows, determining appropriate discount rates, estimating the applicable tax rates, foreign exchange rates and interest rates, projecting the future industry trends and market conditions, and making other assumptions. Changes in these estimates and assumptions, including changes in our reporting structure, could materially affect our determinations of fair value.

     We recorded approximately $958,000 of goodwill and unamortized intangible assets in connection with our TSE acquisition. If the actual revenues and operating profit attributable to acquired intangible assets are less than the projections we used to initially value these intangible assets when we acquired them, then these intangible assets may be deemed to be impaired. If we determine that any of the goodwill or other intangible assets associated with our recent acquisitions are impaired, then we would be required to reduce the value of those assets or to write them off completely by taking a related charge to earnings. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially adversely affected.

Our business could be adversely affected if we are unable to expand and diversify our distribution channels.

     We currently intend to continue to expand our distribution channels by leveraging our relationships with independent hardware and software vendors and system integrators to encourage them to recommend or distribute our products. In addition, an integral part of our strategy is to diversify our base of channel relationships by adding and training more channel members with abilities to reach larger enterprise customers and to sell our newer products. This strategy will require additional resources, as we will need to expand our internal sales and service coverage of these customers. If we fail in these efforts and cannot expand, train or diversify our distribution channels, our business could be adversely affected. In addition to this diversification of our base, we will need to maintain a healthy mix of channel members who cater to smaller customers. We may need to add and remove distribution members to maintain customer satisfaction and a steady adoption rate of our products, which could increase our operating expenses. We are currently investing, and intend to continue to invest, significant resources to develop these channels, which could reduce our profits.

We could change our licensing programs or subscription renewal programs, which could negatively impact the timing of our recognition of revenue.

     We continually reevaluate our licensing programs and subscription renewal programs, including specific license models, delivery methods, and terms and conditions, to market our current and future products and services. We could implement new licensing programs and subscription renewal programs, including offering specified and unspecified enhancements to our current and future product and service lines. Such changes could result in recognizing revenues over the contract term as opposed to upon the initial shipment or licensing of our software product. We could implement different licensing models in certain circumstances, for which we would recognize licensing fees over a longer period. Changes to our licensing programs and subscription renewal programs, including the timing of the release of enhancements, upgrades, and maintenance releases, the term of the contract, discounts and other factors, could impact the timing of the recognition of revenue for our products, related enhancements and services and could adversely affect our operating results and financial condition.

Sales of our TSE product constitute substantially all of our license sales revenue and our deferred revenue.

     We anticipate that sales of our TSE product will continue to constitute a substantial portion of our license sales revenue. Our ability to continue to generate both recognized and deferred revenue from that product will depend on our customers continuing to perceive value in automatic delivery of our software upgrades and enhancements. If our customers do not continue to purchase our TSE product, our license sales revenue and deferred revenue would decrease significantly and our results of operations and financial condition would be adversely affected.

As our international sales and operations grow, we could become increasingly subject to additional risks that could harm our business.

     We conduct significant sales and customer support, development and engineering operations in countries outside of the United States. During the year ended January 31, 2008, we derived approximately 66% of our revenues from sales other than the United States. Our continued growth and profitability could require us to further expand our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations. These risks include: compliance with foreign regulatory and market requirements; variability of foreign economic, political and labor conditions;
changing restrictions imposed by regulatory requirements, tariffs or other trade barriers or by United States export laws; longer accounts receivable payment cycles; potentially adverse tax consequences; difficulties in protecting intellectual property; burdens of complying with a wide variety of foreign laws; and as we generate cash flow in non-United States jurisdictions, if required, we may experience difficulty transferring such funds to the United States in a tax efficient manner.

Our proprietary rights could offer only limited protection. Our products, including products obtained through acquisitions, could infringe third party intellectual property rights, which could result in material costs.

     Our efforts to protect our proprietary rights may not be successful. We rely primarily on a combination of copyright, trademark, patent and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. The loss of any material trade secret, trademark, trade name, patent or copyright could have a material adverse effect on our business. Despite our precautions, it could be possible for unauthorized third parties to copy or reverse engineer certain portions of our products or to otherwise obtain and use our proprietary information. If we cannot protect our proprietary technology against unauthorized copying or use, we may not remain competitive. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope we seek, if at all, and if issued, may not provide any meaningful protection or competitive advantage.

We are subject to risks associated with our strategic and technology relationships.

     Our business depends on strategic and technology relationships primarily with our VAR's and ISV's. We cannot assure you that those relationships will continue in the future. In addition to our relationship with Microsoft, we rely on strategic or technology relationships with other companies. We depend on the entities with which we have strategic or technology relationships to successfully test our products, to incorporate our technology into their products and to market and sell those products. We cannot assure you that we will be able to maintain our current strategic and technology relationships or to develop additional strategic and technology relationships. If any entities in which we have a strategic or technology relationship are unable to incorporate our technology into their products or to market or sell those products, our business, results of operations and financial condition could be materially adversely affected.

Our success depends on our ability to attract, retain and further penetrate large enterprise customers.

     We must retain and continue to expand our ability to reach and penetrate large enterprise customers by adding more effective VARs and ISVs. Our inability to attract and retain large enterprise customers could have a material adverse effect on our business, results of operations and financial condition. Large enterprise customers usually request special pricing and generally have longer sales cycles, which could negatively impact our revenues. By granting special pricing, such as bundled pricing or discounts, to these large customers, we may have to defer recognition of some or all of the revenue from such sales. This deferral could reduce our revenues and operating profits for a given reporting period. Additionally, as we attempt to attract and penetrate large enterprise customers, we may need to increase corporate branding and marketing activities, which could increase our operating expenses. These efforts may not proportionally increase our operating revenues and could reduce our profits.

We rely on distribution channels and major distributors that we do not control.

     We rely significantly on independent distributors and resellers (VARs and ISVs) to market and distribute our products and appliances. We do not control our distributors and resellers. Additionally, our distributors and resellers are not obligated to buy our products and could also represent other lines of products. We maintain and periodically revise our sales incentive programs for our independent distributors and resellers, and such program revisions may adversely impact our results of operations. Further, we could maintain individually significant accounts receivable balances with certain distributors. The financial condition of our distributors could deteriorate and distributors could significantly delay or default on their payment obligations. Any significant delays, defaults or terminations could have a material adverse effect on our business, results of operations and financial condition.

Our products could contain errors that could delay the release of new products and may not be detected until after our products are shipped.

     Despite significant testing by us and by current and potential customers, our products, especially new products or releases or acquired products, could contain errors. In some cases, these errors may not be discovered until after commercial shipments have been made. Errors in our products could delay the development or release of new products and could adversely affect market acceptance of our products. Additionally, our products depend on third party products, which could contain defects and reduce the performance of our products or render them useless. Because our products are often used in mission critical applications, errors in our products or the products of third parties upon which our products rely could give rise to warranty or other claims by our customers.

If we do not generate sufficient cash flow from operations in the future, we may not be able to fund our product development and acquisitions and fulfill our future obligations.

     Our ability to generate sufficient cash flow from operations to fund our operations and product development, including the payment of cash consideration in acquisitions and the payment of our other obligations, depends on a range of economic, competitive and business factors, many of which are outside our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that we will be able to liquidate our investments, repatriate cash and investments held in our overseas subsidiaries, sell assets or raise equity or debt financings when needed or desirable. An inability to fund our operations or fulfill outstanding obligations could have a material adverse effect on our business, financial condition and results of operations. For further information, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

Our stock price could be volatile, and you could lose the value of your investment.

     Our stock price has been volatile and has fluctuated significantly in the past. The trading price of our stock is likely to continue to be volatile and subject to fluctuations in the future. Your investment in our stock could lose some or all of its value. Some of the factors that could significantly affect the market price of our stock include: actual or anticipated variations in operating and financial results; analyst reports or recommendations; changes in interest rates; and other events or factors, many of which are beyond our control.

     The stock market in general, and stock markets for software companies and technology companies in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors could materially and adversely affect the market price of our stock, regardless of our actual operating performance.

Our business is subject to seasonal fluctuations.

     Our business is subject to seasonal fluctuations. Historically, our net revenues have fluctuated quarterly and have generally been the highest in the fourth quarter of our fiscal year due to corporate calendar year end spending trends. In addition, our European operations generally provide lower revenues in the summer months because of the generally reduced level of economic activity in Europe during the summer. This seasonal factor also typically results in higher fourth quarter revenues. Quarterly results are also affected by the timing of the release of new products and services. Because of the seasonality of our business, results for any quarter, especially our fourth quarter, are not necessarily indicative of the results that may be achieved for the full fiscal year.

Our common stock may be considered a "penny stock" and may be difficult to sell.

     The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock may be below $5.00 per share and therefore may be designated as a "penny stock" according to the rules of the Securities and Exchange Commission ("SEC"). This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of our stockholders to sell their shares. In addition, since our common stock is currently quoted on the OTC Bulletin Board, our stockholders may find it difficult to obtain accurate quotations of our common stock and may find few buyers to purchase the stock or a lack of market makers to support the stock price.

We are subject to risks associated with our strategic and technology relationships.

     Our business depends on strategic and technology relationships. We cannot assure you that those relationships will continue in the future. In addition to our relationship with Microsoft, we rely on strategic or technology relationships with other companies. We depend on the entities with which we have strategic or technology relationships to successfully test our products, to incorporate our technology into their products and to market and sell those products. We cannot assure you that we will be able to maintain our current strategic and technology relationships or to develop additional strategic and technology relationships. If any entities in which we have a strategic or technology relationship are unable to incorporate our technology into their products or to market or sell those products, our business, results of operations and financial condition could be materially adversely affected.


Item 2.  Properties.

     The Company currently does not own any real property. All operations of the Company are managed out of the Propalms offices in the United Kingdom. The Company is currently evaluating its options with respect to purchasing or leasing real property in the United States.

     Propalms leases its main office, located at Unit 4, Park Farm Courtyard, Easthorpe, Malton, North Yorkshire YO17 6QX, UK. The lease term is for 3 years, ending December 31, 2011.


Item 3.  Legal Proceedings.

     We are not a party to any legal proceeding which would be material to our business, financial condition or results of operations other than the ordinary course, routine litigation.


Item 4.  Submission of Matters to a Vote of Security Holders.

	During the fourth quarter of the fiscal year ended January 31, 2008, our annual meeting of security holders was held on January 10, 2008. At this meeting the following individuals were elected to serve as directors of the Company for a one year term: Robert Zysblat, Owen Dukes and Nakul Sood. The results of the election of such individuals to the board of directors are as follow:


                                            Votes Cast       Abstenations
                        Votes Cast       Against Election     and Broker
   Director            for Election         or Withheld        Non-Votes
  ----------           ------------       ---------------    ------------
 Robert Zysblat		402,532,941	         0		   0
 Owen Dukes             402,532,941              0                 0
 Nakul Sood             402,532,941              0                 0

    Also voted on at the Annual Meeting was the ratification of independent auditor appointment of Kabani & Company, Los Angeles,
CA for 2008:

                                            Votes Cast       Abstenations
                        Votes Cast         Against Appt.      and Broker
   Auditor            for Appointment       or Withheld        Non-Votes
  ----------          ---------------      -------------     ------------
 Kabani & Co.		402,741,902	       87,720		   0


                                   Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information.

     The Company common stock began trading on the Pink Sheets over-the-counter system under the symbol "JLNY" on December 15, 2006. The symbol was changed to "PRPM" on February 14, 2007.

Historical Market Price Data for Common Stock

     The following table sets forth the range of high and low bid prices for the common stock for the periods indicated as reported by the OTC Bulletin Board. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                Year Ended
	       Jan. 31, 2008	  High($)       Low($)
               --------------     -------       ------
		1st Quarter 	   $0.14	$0.07
		2nd Quarter 	   $0.12	$0.05
		3rd Quarter 	   $0.09	$0.03
		4th Quarter	   $0.10	$0.04

                Year Ended
               Jan. 31, 2007
               --------------
		4th Quarter        $0.06	$0.02

Holders of Common Stock.

     As of March 31, 2008, 438,237,924 shares of our common stock were outstanding and, as far as we can determine, were held by approximately 992 holders of record. We believe that there are significantly more beneficial holders of our common stock as many beneficial holders hold their stock in 'street name.'

Dividends.

     We have not paid any cash dividends on our capital stock in the last two years and do not currently anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain any earnings for use in our business. The payment of dividends on our common stock is within the discretion of our board of directors, subject to our certificate of incorporation.

Securities Authorized for Issuance under Equity Compensation Plans.

                                      Weighted

                     Number of        average          Number of
                  securities to       exercise     securities remaining
                 be issued upon       price of     available for futire
                 exercise of         outstanding   issuance under equity
                  outstanding of      options,      compensation plans
                options, warrants     warrants     (excluding securites
                   and rights        and rights    reflected in col.(a))
                -----------------    -----------   ---------------------
                       (a)               (b)               (c)
                -----------------    -----------   ---------------------
Equity
compensation
plans approved
by security
holders             4,000,000            .065               0


Equity
compensation
plans not
approved
by security
holders                 0                                   0
                -----------------    -----------   ---------------------
Total               4,000,000            .065               0


Recent Sale of Unregistered Securities.

     Pursuant to its Private Placement Memorandum dated January 1, 2007, MJMM Investments, LLC signed a subscription agreement dated
January 9, 2007. Pursuant to the terms of the subscription agreement a total of 93,500,000 common shares were reserved for purchase by MJMM Investments, LLC. From January 1, 2007 to January 31, 2008, MJMM Investments, LLC has purchased a total of 42,174,687 of the reserved shares. Out of the 93,500,000 reserved shares, MJMM Investments, LLC was granted 13,500,000 shares in exchange for services provided in acquiring Jenna Lane, the public shell company; MJMM Investments, LLC received payment of 12,000,000 for future services to be rendered on behalf of the Company; and MJMM Investments, LLC purchased 16,674,687 shares for an average purchase price of $0.03 per share.

     Pursuant to its Private Placement Memorandum dated January 1, 2007, Ivest Group, LLC signed a subscription agreement dated January 10, 2007. Pursuant to the terms of the subscription agreement a total of 39,750,000 common shares were reserved for purchase by Ivest Group, LLC. From that date to November 1, 2007, Ivest Group purchased a total of 21,343,441 of the optioned shares. The agreement has been terminated and the remaining 18,406,559 reserved shares have been transferred to reserves for purchase by MJMM Investments, LLC.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our consolidated financial statements, including the notes to those statements, included elsewhere in this annual report.

This discussion contains forward looking statements, which are neither promises nor guarantees and involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward looking statement. Factors that might cause those differences include, but are not limited to, those discussed in Item 1A. "Risk Factors."

     Propalms, Inc. (the "Company"), was incorporated on December 8, 2006 under the laws of the State of Nevada. The Company is the successor to Propalms USA, Inc. ("Propalms USA"). Its sole asset is 100% ownership of Propalms, Ltd. a United Kingdom limited company incorporated in October 2001.

     Jenna Lane was a publicly trading non-operating Delaware corporation, incorporated in 1995. On December 8, 2006, shareholders of Propalms, Ltd. purchased 13,750,000 shares of Jenna Lane, which represented 50.1% of the outstanding shares. On December 12, 2006, Jenna Lane entered into an agreement with all the shareholders of Propalms, Ltd. to exchange 230 million shares of Jenna Lane common equity for all the issued and outstanding stock of Propalms, Ltd. After the consummation of the agreement, the former shareholders of Propalms, Ltd. owned 243,750,000 shares of common stock of Jenna Lane, which represented 89.35% of Jenna Lane's outstanding shares.

     In March 2007, Jenna Lane changed its name to Propalms USA.
Further, on June 2007, the Company filed Articles of Merger with the state of Nevada merging Propalms USA into the Company and became a publicly traded company on the Pink Sheets.

     The exchange of shares with Propalms, Ltd. has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of the Propalms, Ltd. obtained control of the consolidated entity. Accordingly, the share exchange of the two companies has been recorded as a recapitalization of Propalms Ltd, with Propalms Ltd being treated as the continuing entity. The historical financial statements presented are those of Propalms Ltd.
The continuing company has a January 31 as its fiscal year end.
As a result of this recapitalization and reorganization, the financial statements of the Company reflect the results of operations beginning on July 12, 2005 (since "Inception").

     The consolidated financial statements include the accounts of the Company and its resulting wholly owned subsidiary, Propalms, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

Plan of Operation.

     As reported in the accompanying financial statements, the Company has incurred net operating losses for the periods ending January 31, 2008 and 2007.

     The Company plans to raise additional funds through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. We can provide no assurances that we will be successful in raising additional capital or achieving profitable operations. Additional sales of the Company common stock shall dilute shareholder equity and could have an adverse effect of the share price. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. We believe we will need financing within three months to continue our business plan and operations.

     For the next 12 months, our Plan of Operations is to undertake the following:

Completion of Testing and Installation of Large Customer Purchases

We are continuing the testing and installation procedures at several of our larger customer sites. Once these installations are completed, the number of concurrent users using TSE will increase significantly, resulting in additional revenue to the Company.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

General Administration

We anticipate spending approximately $1.1 million on general and administration costs over the next 12 months. These costs will consist primarily of rent and facility support expenses, finance and administrative support, compensation, legal fees, audit fees and investor relations.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Our principal capital resources have been through the subscription and issuance of common stock, although we have also used stockholder loans.

Cash Requirements

We estimate that we will spend approximately $1.1 million on general and administrative expenses and $1.4 million on our sales and marketing programs over the next 12 months. Our working capital requirements may increase in response to our continued progression of larger customer testing and installations.

Based on our current plan of operations, we believe that we have sufficient working capital to fund our budgeted expenditures over the next 12 months.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

       Estimated Funding Required During the Next 12 Months
       ----------------------------------------------------

                  Expense                          Amount
              --------------                      --------
       Research and development                  $  350,000
       Sales and marketing                        1,400,000
       Other general administrative expenses      1,100,000
                                                 ----------
         Total                                    2,850,000

       Cash on hand, January 31, 2008,               25,000
       Net revenues                               1,850,000
       Equity capital                             1,000,000


Results of Operations: Years ended January 31, 2008 and
 January 31, 2007.

Revenues.

     Revenues are generated from the sale of licenses to our software and the service and maintenance of such software.

     Total revenue for the period ending January 31, 2008 increased approximately 50% to $1,076,715 as compared to $708,434 for the period ended January 31, 2007. The increase is attributable to increased sales of our core products.

Cost of Revenues.

     Cost of revenue for the period ending January 31, 2008 increased 20% to $517,243 as compared to $422,358 for the period ended
January 31, 2007.

     Cost of revenues consists primarily of fees paid to outside firms to perform software support tasks, amortization of acquired product technology and capitalized software development costs, and other personnel-related costs of providing technical support and consulting, as well as, the Company's online services.

Expenses.

     Operating expenses for the periods ended January 31, 2008 and 2007 were $3,231,690 and $2,167,104, respectively. The increase is attributable primarily to expenses associated with process of becoming a publicly traded company and associated expenses to market our common stock.

Net Loss.

     During the periods ended January 31, 2008 and 2007, the Company recorded net losses of $2,469,599 and $2,065,462. The increase in the comparative net loss is primarily attributable to the significant cost of raising capital while lowering the associated cost of sales.

Income Taxes.

     As of January 31, 2008 and 2007, our UK subsidiary had net operating loss carry forwards which can be carried forward indefinitely to offset future taxable income. The deferred tax assets for the subsidiary at January 31, 2008 and 2007 consist mainly of net operating loss carry forwards and were fully reserved as we believe it is more likely than not that these assets will not be realized in the future.

Assets and Liabilities.

     As of January 31, 2008 and 2007 the Company had $187,463 and $419,751 in current assets and total assets of $1,002,657 and $1,390,690, respectively. For the same periods, the Company has $2,417,784 and $2,628,469 in current liabilities and $3,060,990 and
$2,930,548 in total liabilities.

Going Concern.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the years ended January 31, 2008 and 2007, the Company incurred net losses of $2,469,599 and $2,065,462, respectively. In addition, the Company had negative cash flows in operating activities amounting to $448,036 and $109,343, respectively for the years then ended. The Company's accumulated deficit was $4,885,554 as of January 31, 2008.

Liquidity and Capital Resources - As of January 31, 2008, we had a cash balance of $25,107 and a working capital deficit of $(2,230,321) as compared to a cash balance of $21,286 and a working capital deficit of $(2,208,719) at January 31, 2007.

     The Company's future capital requirements will depend on many factors: the scope and results of customer testing and installations, especially for the larger customers, research and development activities, and the continued establishment of the marketing and sales organizations. There is no guarantee that without additional revenue or financing, the Company will be able to meet its future working capital needs.

     The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we Company be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, and ultimately to attain profitability. We are in the process of raising equity financing by private placement agreements to overcome the condition. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

Off Balance Sheet Arrangements.

     There are no off balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company's stockholders.


Item 7.  Financial Statements


Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders of
Propalms, Inc.

We have audited the accompanying consolidated balance sheet of Propalms, Inc. (a Nevada corporation) as of January 31, 2008 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended January 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Propalms, Inc. as of January 31, 2008, and the consolidated results of their operations and their consolidated cash flows for the years ended January 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the years ended January 31, 2008 and 2007, the Company incurred net losses of $2,509,599 and $2,065,462, respectively. In addition, the Company had negative cash flow in operating activities amounting to $448,036 and $109,343, respectively for the years then ended. The Company's accumulated deficit was $4,925,554 as of January 31, 2008. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
April 30, 2008


                                   PROPALMS, INC.
                            CONSOLIDATED BALANCE SHEET
                              As of January 31, 2008

                                   ASSETS

Current assets:
  Cash and cash equivalents                         $   25,107
  Accounts receivable, net of allowance
    of doubtful accounts of $34,224                     91,622
  Prepaid expenses and other current assets             70,734

                                                    ----------
    Total current assets                               187,463

Property and equipment, net of
 accumulated depreciation of $11,859 (note 3)           22,223

Intangible assets, net of accumulated
     amortization of $557,445 (note 5)                 792,971
                                                    ----------
    Total assets                                    $1,002,657
                                                    ==========

                    LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable & accrued expenses               $  457,314
  Notes payable (note 6)                               801,232
  Loans from shareholders (note 7)                      74,806
  Deferred revenue                                      94,432
  Shares to be issued                                  990,000
                                                    ----------
    Total current liabilities                        2,417,784

Long term liabilities:
Deferred revenue                                       537,324
Notes payable (note 6)                                 105,882
                                                    ----------
    Total long term liabilities                        643,206
                                                    ----------
    Total liabilities                                3,060,990

Commitments and Contingencies (Note 8)                      -

Stockholders' deficit:
  Common stock, $0.0001 par value; 500,000,000
   shares authorized; 438,237,924
   issued and 328,335,385 outstanding                   32,835
  Additional paid in capital                         3,480,985
  Prepaid consulting                                  (703,500)
  Accumulated deficit                               (4,885,554)
  Comprehensive gain                                    16,901
                                                    ----------
    Total deficit in stockholders' deficit          (2,058,333)
                                                    ----------
    Total liabilities and
        stockholders' deficit                       $1,002,657
                                                    ==========

The accompanying notes are an integral part of these consolidated financial statements.



                          PROPALMS, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS
            For The Years Ended January 31, 2008 AND 2007



                                               2008         2007
                                                         (restated)
                                            ----------   ----------

  Net revenue                             $ 1,076,715  $   708,434

  Cost of revenue                             517,243      422,358
                                          -----------  -----------
     Gross profit                             559,472      286,076

  Expenses:
     Research and development                 379,273      184,570
     Sales and marketing                      379,900      350,017
     General & administrative               2,472,517    1,564,817
     Impairment loss                               -        67,700
                                          -----------  -----------
     Total operating expenses               3,231,690    2,167,104
                                          -----------  -----------

  Net operating loss                       (2,672,218) (1,881,028)

  Other (income) expenses:
     Interest income                           (5,079)      (2,525)
     Interest expense                          90,926       70,197
     Change in fair value of
        derivative liability                 (191,962)     116,762
     Tax credit refund                        (88,757)          -
     Other income                             ( 7,747)          -
                                          -----------  -----------
     Total other (income) expenses           (202,619)     184,434
                                          -----------  -----------
  Net loss                                 (2,469,599)  (2,065,462)

  Other comprehensive income (loss):
     Foreign currency translation               3,445       13,456
                                          -----------  -----------
 Comprehensive loss                       $(2,466,154) $(2,052,006)
                                          ===========  ===========

 Basic and diluted loss per share:

 Net loss                                     $(0.01)     $(0.01)
                                              =======     =======

 Weighted average shares used in
  calculating net loss per share
  Basic and diluted                       306,875,266  234,210,783
                                          ===========  ===========

Weighted average shares of dilutive securities has not been calculated since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.


                                PROPALMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years Ended January 31, 2008 and 2007

                                                    2008         2007
                                                              (restated)
                                                 ----------   ----------
Cash flows from operating activities:
  Net loss                                      $(2,469,599) $(2,065,462)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
  Amortization                                      246,623      186,358
  Depreciation                                        5,490        4,609
  Stock issued for services                         377,464      852,500
  Stock to be issued for services                   720,000      270,000
  Impairment loss                                        -        67,700
  Provision for bad debt                             34,224       53,286
  Options expense                                   941,615        4,700
  Contributed services                              105,150           -
  Change in fair value of derivative liability     (191,962)     116,762

(Increase) decrease in assets
      Accounts receivables                          (28,780)     (86,415)
      Increase in prepaid expenses and
        other current assets                         89,061     (70,571)
Increase (decrease) in liabilities
      Accounts payable and accrued expenses        (176,052)     357,643
      Deferred revenue                             (101,289)     168,387
      Increase in customer support                       -        31,160
                                                -----------   ----------
      Net cash used in
       operating activities                        (448,036)    (109,343)
                                                -----------   ----------
Cash flows used in investing activities:
  Purchases of property and equipment              ( 14,438)    (  4,546)
  Restricted cash                                   121,360     (119,714)
                                                -----------  -----------
      Net cash provided by (used in)
         investing activities                       106,922     (286,173)
                                                ------------  -----------
Cash flows from financing activities:
  Repayment of note payable                        (262,338)          -
  Proceeds from issuance of note payable            148,061      289,036
  Repayment of loans from shareholders              (74,396)      27,845
  Issuance of common stock for cash                 523,450       10,000
                                                 ------------  ----------
      Net cash provided by
        financing activities                        334,777      326,881
                                                -----------   -----------
      Effect of exchange rate on
         cash & cash equivalents                     10,159       11,798
Net increase (decrease) in cash &
     cash equivalents                                 3,822      (56,837)

Cash & cash equivalents beginning of period          21,285       78,123
                                                -----------  -----------
Cash & cash equivalents end of period           $    25,107   $   21,285
                                                ===========   ==========
Supplemental disclosures:
 Interest paid                                  $    90,926   $   70,197
 Income tax paid                                $        -    $       -

The accompanying notes are an integral part of these consolidated financial statements.





                                     PROPALMS, INC.
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   For The Years Ended January 31, 2008 and 2007


                                        Additional
                     Common     Common    Paid-In   Prepaid  Subscription
                     Shares       Par     Capital  Consulting Receivable
                  -----------  -------  ---------- ---------- ------------

Balance as of
 Jan. 31, 2006    230,000,000  $23,000  $ (22,859)  $     -    $      -

Recapitalization
 as a result of
 reverse merger    21,380,782    2,138     (2,138)        -           -

Shares issued for
  cash              1,666,666      167     19,833         -      (10,000)

Stock issued for
  services
 (restated)        33,250,000    3,325    849,175         -           -

Comprehensive loss         -        -          -          -           -

Net loss for
 year ended
 Jan. 31, 2007
 (restated)                -        -          -          -           -
                  -----------  ------- ----------   ---------   ---------
Balance as of
 Jan. 31, 2007    286,297,448   28,630    844,011         -      (10,000)

Shares issued
 for cash          16,430,795    1,644    511,806         -       10,000

Stock issued
 for services      25,607,142    2,561  1,078,403    (703,500)        -

Stock options
 granted                   -        -     941,615         -           -

Contributed
 Services                  -        -     105,150         -           -

Comprehensive
 gain                      -        -          -          -           -

Net loss for
 year ended
 Jan. 31, 2008             -        -          -          -           -
                  -----------  ------- ----------  ---------   ---------
Balance as of
 Jan. 31, 2008    328,335,835 $ 32,835 $3,480,985  $(703,500)   $     -
                  =========== ======== ==========  =========   =========

                     Compre-
                     hensive     Accum.     Total
                       Gain     Deficit     Equity
                   ---------- -----------  ---------

Balance as of
 Jan. 31, 2006     $     -     $(350,493) $(350,352)

Recapitalization
 as a result of
 reverse merger          -            -          -

Shares issued for
  cash                   -            -     (10,000)

Stock issued for
  services
 (restated)             -            -     852,500

Comprehensive loss   13,456           -      14,360

Net loss for
 year ended
 Jan. 31, 2007
 (restated)              -    (2,065,462)(2,065,462)
                    -------  ----------- ----------
Balance as of
 Jan. 31, 2007       13,456   (2,415,955)(1,539,858)

Shares issued
 for cash                -            -     523,450

Stock issued
 for services            -            -     377,464

Stock options
 granted                 -            -     941,615

Contributed
 Services                -            -     105,150

Comprehensive
 gain                 3,445           -       3,445

Net loss for
 year ended
 Jan. 31, 2008           -    (2,469,599)(2,469,599)
                    -------  ----------- ----------
Balance as of
 Jan. 31, 2008      $16,901  $(4,885,554)$(2,058,333)
                    =======  =========== ===========

The accompanying notes are an integral part of these consolidated financial statements.



                                PROPALMS, INC.
                     NOTES TO THE FINANCIAL STATEMENTS
              For the Years Ended January 31, 2008 and 2007

Note 1.   Nature of Business

Propalms, Inc. (the "Company"), formerly Jenna Lane, Inc. (Jenna Lane), was incorporated in 1995 under the laws of the State of Nevada.

Propalms Ltd was a UK registered company incorporated in October 2001 with a fiscal year end of January 31. On July12, 2005 Propalms, Ltd purchased from Tarantella, Inc. a license and purchase option agreement for the world wide intellectual property rights, including the entire customer base and all the ongoing maintenance revenue, of a software product called Terminal Services Edition ("TSE"). Jenna Lane is a
Nevada Corporation, incorporated in 1995. Jenna Lane was a non-operating company. On December 8, 2006, shareholders of Propalms Ltd purchased 13,750,000 shares of Jenna Lane. On December 9, 2006, Jenna Lane entered into an agreement with all the shareholders of Propalms Ltd to exchange 230,000,000 shares of Jenna Lane for all the issued and outstanding stock of Propalms Ltd. After the consummation of the agreement, the former shareholders of Propalms Ltd. own 243,750,000 shares of common stock of Jenna Lane, which represent 89.35% of Jenna Lane's outstanding shares. The exchange of shares with Propalms, Ltd. has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of the Propalms, Ltd. obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of Propalms Ltd, with Propalms Ltd being treated as the continuing entity. The historical financial statements presented are those of Propalms Ltd. The continuing company has retained January 31 as its fiscal year end. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted.

The consolidated financial statements include the accounts of Propalms, Inc. and its wholly owned subsidiary, Propalms Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

During December 2006 Jenna Lane increased its authorized common shares to 500,000,000 in order to acquire Propalms Ltd.

In March 2007 Jenna Lane, Inc. changed its name to Propalms USA, Inc. and its ticker symbol to PRPM.PK in order to better reflect the nature of the Company's business. As a result of this recapitalization and reorganization, the financial statements of the Company reflect the results of operations beginning on July 12, 2005 (since "Inception"). Further, on June 22, 2007 Propalms USA, Inc. changed its name to Propalms, Inc. to better reflect the Company's international sales and global presence.

Propalms Inc., through Propalms Ltd., develops TSE which offers users a complete management product for the Microsoft server based computing
(SBC) environment. TSE allows users to manage and operate all their software applications centrally on their servers rather than on each individual desktop computer. The Company markets and licenses its products through multiple channels such as value-added resellers and channel distributors.

Note 2.   Summary of Significant Accounting Policies

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

The Company's customer base consists of a geographically dispersed customer base. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of January 31, 2008, the allowance for doubtful debts amounted to $34,244.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using various methods over the estimated useful lives of the assets, which is four years. Depreciation expense was $5,417 and $4,609 for the years ended January 31, 2008 and 2007, respectively.

The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company capitalizes costs of materials, consultants, and payroll and payroll related costs for employees incurred in developing internal use computer software. These costs are included with "Computer equipment and software." Costs incurred during the preliminary project and post implementation stages are charged to general and administrative expense.

Intangible Assets

Intangible assets consist of product licenses, renewals, distributor relationships and goodwill. The Company evaluates intangible assets, goodwill and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Potential impairment of goodwill is being evaluated in accordance with SFAS No. 142. As part of intangible assets, the Company capitalizes certain computer software development costs in accordance with SFAS
No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers.

The Company makes on-going evaluations of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product.
If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount which the unamortized software development costs exceed net realizable value. Capitalized and purchased computer software development costs are being amortized ratably based on the projected revenue associated with the related software or on a straight line basis over three years, whichever method results in a higher level of amortization.

Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. As of January 31, 2007, the Company determined that there was an impairment of $67,700 to the value of the software. There was no further impairment as of January 31, 2008.

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104") and The American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and
SOP 98-9, SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," and Accounting Research Bulletin 45 (ARB 45) "Long-Term Construction Type Contracts." The Company's revenue recognition policy is as follows:

License Revenue: The Company recognizes revenue from license contracts without major customization when a non-cancelable, non-contingent license agreement has been signed, delivery of the software has occurred, the fee is fixed or determinable, and collectibilty is probable. Revenue from the sale of licenses with major customization, modification, and development is recognized on a percentage of completion method, in conformity with ARB 45 and SOP 81-1. Revenue from the implementation of software is recognized on a percentage of completion method, in conformity with Accounting Research Bulletin ("ARB") No. 45 and SOP 81-1. Any revenues from software arrangements with multiple elements are allocated to each element of the arrangement based on the relative fair values using specific objective evidence as defined in the SOPs. An output measure of "Unit of Work Completed" is used to determine the percentage of completion which measures the results achieved at a specific date. Units completed are certified by the Project Manager and EVP IT/ Operations.

Services Revenue: Revenue from consulting services is recognized as the services are performed for time andm materials contracts. Revenue from training and development services is recognized as the services are performed. Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, which in most instances is one to two years.

The Company markets and licenses its products, TSE, primarily through indirect channels such as value-added resellers and channel distributors. The product license is perpetual and includes either one to two years of maintenance. Maintenance includes enhancements and unspecified software upgrades.

Fair Value

Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such amounts.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended January 31, 2008 and 2007 were insignificant.

Net Income/Loss Per Share

Net income/loss per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per share." Basic net income/loss per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The weighted average number of shares used to compute basic and diluted loss per share is the same in these consolidated financial statements for the years ended January 31, 2008 and 2007 since the effect of dilutive securities is anti-dilutive.

Product Concentration

The Company derives substantially all of its revenues from its TSE server product and anticipates that this product and future derivative products and product lines based upon this technology will continue to constitute a majority of its revenue. The Company could experience declines in demand for this product, whether as a result of general economic conditions, new competitive product releases, price competition, lack of success of its strategic partners, technological change or other factors. The total revenue generated during the years ended January 31, 2008 and 2007 from the product was $1,076,715 and $708,434, respectively.

Cost of Revenues

Cost of revenues consists primarily of fees paid to outside firms to perform software support tasks, amortization of acquired product technology and capitalized software development costs, and other personnel related costs of providing technical support and consulting, as well as, the Company's online services.

Foreign Currency & Operations

The functional currency was the Great Britain Pound for the year ended January 31, 2008. The January 31, 2008 financial statements of the Company were translated to United States dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts were translated at their historical exchange rates when the capital transactions occurred.
Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholder's deficit as other comprehensive income or (loss). Foreign currency transaction gains and losses are included in consolidated income
(loss).

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under SFAS 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and liabilities using the currently enacted marginal income tax rate. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. Deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry forwards.
A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

As of January 31, 2008 and 2007, the Company's UK subsidiary had net operating loss carry forwards which can be carried forward indefinitely to offset future taxable income. The deferred tax assets for the subsidiary at January 31, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the UK as of January 31, 2008 and 2007:

                               2008              2007
                            ----------       ----------
Net Operating Loss
  Carryforward              $2,815,875       $1,492,138

Total Deferred Tax
  Assets                       978,734          462,530

Less: Valuation
  Allowance                   (978,734)        (462,530)
                            ----------       ----------
  Net Deferred Tax
    Asset                   $        0       $        0
                            ==========       ==========

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

                                 1/31/08         1/31/07

                               ----------      ----------
Tax expense (credit) at
 statutory rate-federal             (34)           (34)

State tax expense net of
  federal tax                       (6)             (6)

Changes in valuation
  allowance                          40             40

Foreign income tax:
  UK                                 19             19

Changes in valuation
  allowance                         (19)           (19)

Tax expense at actual rate            -              -


Stock-based compensation

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair value based method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has adopted SFAS 123R and related FASB Staff Positions ("FSPs") as of January 1, 2006 and will recognize stock-based compensation expense using the modified prospective method.

Segment Reporting

Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related information (SFAS No. 131), which superseded Statement of Financial Accounting Standards No. 14, Financial reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the years ended January 31, 2008 and 2007, the Company incurred net losses of $2,469,599 and $2,065,462, respectively. In addition, the Company had negative cash flow in operating activities amounting to $448,036 and $109,343, respectively for the years then ended. The Company's accumulated deficit was $4,885,554 as of January 31, 2008. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

Recent Accounting Pronouncements:

In September 2006, FASB issued SFAS 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:
a.  A brief description of the provisions of this Statement
b.  The date that adoption is required
c. The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting
(which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and
c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS
No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is currently evaluating the effect of this pronouncement on financial statements.

Reclassifications

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.

Note 3.   Property and Equipment

Property and equipment at January 31, 2008 are as follows:

     Computer and office equipment     $ 26,027
     Computer software                    2,977
     Furniture and fixtures               5,078
                                       --------
     Total Property and Equipment        34,082
     Less: Accumulated Depreciation     (11,859)
                                       --------
     Net Property & Equipment            22,223

Depreciation expense amounts to $5,490 and $4,609 for the years ended January 31, 2008 and 2007, respectively.

Note 4.   Acquisitions

Concurrent with the acquisition of the TSE server product on July 12, 2005, the Company completed the acquisition of $1,008,000 in net intangible assets from an unrelated third party. The Company engaged an independent valuation expert to estimate the fair values of the assets and liability acquired. The excess of consideration given over the fair value of the assets and liability acquired has been recorded as goodwill. The assets acquired consisted of $604,000 in developed software technology and $404,000 in customer relationships. Additionally, the Company assumed an obligation to continue to provide support and maintenance to the existing users of the acquired software technology.

The determination of the fair value of this obligation of $143,000 was based on estimates and assumptions provided by the Company. The estimated fair value of this obligation was determined by utilizing a cost build-up approach plus a normal profit margin. The Company did not include any costs associated with selling efforts, research and development or the related fulfillment margins on these costs as they were not deemed to represent a legal obligation at the time of the acquisition.

This obligation was amortized to revenues over a two-year period on a pro-rata basis. During the period ended January 31, 2007, the Company recognized $74,744 as revenue related to the amortization of this obligation. The net remaining value of the obligation was amortized during the year ended January 31, 2008.

Note 5.   Intangible Assets

Intangible assets consist of acquired developed software technology, acquired customer relationship, capitalized software development costs and goodwill.

The components of intangible assets at January 31, 2008 are summarized as follows:

                                    2008     Est. Life
                                   ------    ---------
 Developed Software Technology   $ 675,866    5 years

 Customer Relationships            452,068   10 years

 Software Development Costs        222,482    2 years
 Less: Accumulated Amortization   (557,445)
                                  ---------
 Net intangible assets           $ 792,971
                                 =========

The developed software technology and software development costs are being amortized to cost of revenues. The value of the customer relationships is being amortized to Sales and Marketing expense. The amortization for the years ended January 31, 2008 and 2007 amounted to $246,6230 and $209,542, respectively.

Amortization schedule for the next five years ended January 31:
	2009	$246,623
        2010     153,300
        2011      90,240
        2012      45,207
        2013      45,207

The Company determined as of January 31, 2007, that the value of software was impaired and recognized an impairment loss of $67,700. No further impairment was recognized as of January 31, 2008.

Note 6.   Derivative liability

During the year ended January 31, 2007, the Company entered into an agreement with an investor relation firm to provide services for a period of two years. The fees for the services were determined to be $37,500 per month or 1,500,000 shares and 4,000,000 options exercisable for a term of 2 years. These options were exercisable at 40% discount to the 10 day average closing bid price for the 10 days immediately prior to the date the consultant gives notice to exercise the options. As the options did not have a fixed exercise price, therefore, these options were separately presented as a derivative liability as of January 31, 2007 having a value of $191,962. The value of the option was calculated using the Black-Scholes model.

The fair value of the options at inception was $75,200 which was charged to consulting fee and was being amortized over the term of the agreement, which was renegotiated during December 2007. The options were cancelled during the year ended January 31, 2008 and the derivative liability as well as the prepayment was reversed.
The Company recorded income of $191,962 for the change in derivative liability during the year ended January 31, 2008.

Note 7.   Debt

To finance the acquisition of the assets and liabilities related to the TSE server product in July 2005, the Company made an initial cash payment of $100,000 and agreed to make payments to the seller over a scheduled 30-month period, for a total of $900,000. The agreement calls for quarterly payments of $50,000, with the initial payment due October 2005, until December 2007, at which time the remaining balance was due and payable. The note is non-interest bearing. In recording this liability, the Company imputed approximately $135,000 of interest using a rate of 8%. At December 31, 2007, the parties extended the length of the agreement and leaving the quarterly payment obligation of $50,000 unchanged.

At January 31, 2008, the note is in default and the remaining obligation owed to the seller was $760,000. The COmpany has also accrued interest at the rate of 8% on this note and included it in the accrued liabilities in the accompanying financials. This note has been presented as a current liability in the accompanying balance sheet.

On July 10, 2006 the Company received working capital loan financing from HSBC Plc. Interest is charged on a monthly basis and repayments of principal and interest are made monthly. The total principal outstanding at January 31, 2008 was $147,114. The loan is repayable over a ten year period beginning three months from July 2006 in fixed monthly installments of $3,436 per month inclusive of interest.
$41,232 of the balance is presented as a current liability and
$105,882 is presented as a long term liability in the accompanying financial statements. Interest is at 2.2% margin over the bank's base rate. Prior to December 2007, a proportion of the initial sum advanced (40%) was held on deposit with HSBC Plc and was included in restricted cash assets and the remainder of the original loan (60%) was secured
by the personal guarantee of the Company's CEO.   During December
2007, the Company applied the restricted cash balance of $114,000 against the balance of the loan.

The maturity schedule of the loan over the next five years ending
January 31 is as follows:
   2009		41,232
   2010		41,232
   2011		41,232
   2012		23,418

Note 8.   Loans from Shareholders

As part of the Company's July 2005 reorganization and recapitalization discussed in Note 1, the Company's CEO and CFO each loaned to Propalms, Ltd. $53,205 as a down payment on the TSE acquisition price. These notes are unsecured, non-interest-bearing and due on demand or upon certain events that would effect a change in control of the Company. Further advances made to the Company during the period ended January 31, 2007 amounted to $40,768. As of December 31, 2008, the balance owed to the shareholders amounted to $74,806.

Note 9.   Deferred Revenue

The Company recognizes as deferred revenue, payments received before all relevant criteria for revenue recognition are satisfied. The Company renders maintenance services which often extend over a period of more than one year and the revenue pertaining to the period after one year is presented as long term liability. As of January 31, 2008, the current portion of deferred revenue amounted to $94,432 and the long term portion amounted to $537,324.

Note 10.  Shares to be Issued

During the year ended January 31, 2007, the Company entered into an agreement with an investor relation firm to provide services for a period of two years. The fees for the services were determined to be $37,500 per month or 1,500,000 shares. The Company agreed to issue the investor relation firm 18,000,000 shares as fee for the year, pursuant to the agreement. As of January 31, 2008, the shares have not been issued and are recorded as shares to be issued on the accompanying balance sheet. These shares were valued at the fair market value of $990,000 pursuant to EITF 96-18. During the year ended January 31, 2007, the Company had agreed to issue 13,500,000 shares to a consultant as a fee for merger. The shares had not been issued as of January 31, 2007 and had been recorded as a liability. The shares were issued during the year ended January 31, 2008 and are included in the shares issued for services in the accompanying financials.

Note 11.   Stockholders Deficit

On December 12, 2006, Jenna Lane, Inc. entered into a Share Exchange Agreement (the "Exchange Agreement") with Propalms Ltd, a privately owned UK company ("Propalms Ltd"), and the beneficial owners of all of Propalms, Ltd's shares, (the "Shareholders"), pursuant to which the Jenna Lane, Inc. acquired all of the issued and outstanding shares of stock of Propalms Ltd in exchange for the issuance in the aggregate of 230,000,000 shares of common stock of the Jenna Lane, Inc. (the "Shares") to the Shareholders of Propalms Ltd. In March 2007, Jenna Lane, Inc. changed its name to Propalms USA, Inc. In June 2007 Propalms USA, Inc. merged into the Company.

During the year ended January 31, 2008, the Company issued
12,000,000 shares to its investor relation firm. These shares were valued at the fair market value of $804,000, pursuant to EITF 96-18.

During the year ended January 31, 2008, the Company issued 107,142 shares to its investor relation firm. These shares were valued at the fair market value of $6,964, pursuant to EITF 96-18.

During the year ended January 31, 2007, the Company had agreed to isue 13,500,000 shares to a consultant as a fee for merger. The shares had not been issued as of January 31, 2007 and had been recorded as a liability. The shares were issued during the year ended January 31, 2008 and are included in the shares issued for servicesin the accompanying financials.

During the year ended January 31, 2008, the Company raised $513,450 cash, net of the finders' fee, by issuing 16,430,975 shares. The shares were issued out of the escrow account maintained by the investor relation firm.

During the year, the Company also received the subscription receivable of $10,000 for the 1,666,666 shares issued during the year ended
January 31, 2007.

During the year ended January 31, 2008, the CEO and President of the COmpnay agreed to waive off their salary for part of the year for their services rendered. The fair value of these services are accounted for as a contribution by the officers in the accompanying financials.

Note 12. Stock Options

During the year ended January 31, 2008, the Company granted ten million options each to the CEO and President as part of the Equity Compensation Plan. The options have an exercise price of $0.05 and will expire on January 11, 2018. The options vest over a five year period at the rate of 2 million options at the end of each year. The options were valued at $1,380,000 on the date of grant pursuant to the black scholes option pricing model. The expense for the options is being recorded pursuant to SFAS 123R. During the year ended January 31, 2008, the Company recorded expense of $276,000.

Also during January 2008, the Company granted one million options each to the CEO and President and a Director to compensate them for their services as members of the Board of Directors. The options had an exercise price of $0.07 and vested on the date of grant. The options are expire on January 11, 2018. The options were valued at the grant date for $207,000 pursuant to the black scholes option pricing model.

Also during January 2008, the Company granted additional one million options to the Director to compensate him for his services as member of the Board of Directors. The options had an exercise price of $0.05 and vested on the date of grant. The options are expire on January 11, 2018. The options were valued at the grant date for $69,000 pursuant to the black scholes option pricing model.

During the year ended January 31, 2008, the Company granted six million options to the investor relation firm pursuant to the investor relation agreement with them. The options have an exercise price of $0.05, $0.07 and $0.10 and will expire on December 17, 2009. The options were valued at $388,974 on the date of grant pursuant to the black scholes option pricing model.

The following assumptions have been used:
  Risk-free interest rate         2.12% - 4.13%
  Expected life of the options    2-10 year
  Expected volatility             305%
  Expected dividend yield         0%

A summary of the status of the plan is presented below:
                                                     Aggregate
                                         Weighted    Intrinsic
                             Total         Price       Value
                            -------     ----------   ----------
Outstanding,
  January 31, 2007         4,000,000       $0.00           -

Granted in 2008           30,000,000        0.06           -
Cancelled in 2008          4,000,000        0.00           -
Exercised in 2008                 -           -            -
                          ----------      ------       -------
Outstanding,
  January 31, 2008        30,000,000       $0.06           -
                          ==========      ======       =======

Options outstanding at January 31, 2008 and related weighted average price and intrinsic value is as follows:

                  Weighted   Total
          Total    Average  Weighted           Weighted
         Options  Remaining  Average            Average   Aggregate
Exercise   Out-      Life   Exercise  Options  Exercise   Intrinsic
 Prices  standing  (Years)   Price  Exercisable  Price     Value
----------------------------------------------------------------------
$0.05-
  0.10 30,000,000    8.34  $0.06    14,000,000  $0.06           -

Note 13.  Commitments and Contingencies

At January 31, 2008 there were no material commitments or contingencies. The Company leases office spare in the United Kingdom on a three year lease. This lease is accounted for as an operating lease. Rental expense for this leases consisted of approximately $1,600 for the year ended January 31, 2008. The rent commitment for the next five years ended January 31 is as follows:
	2009 $19,100
	2010  29,850
	2011  29,850

The Company has a 2 year agreement with an investor relations firm.
The agreement entails for a cash fee of $37,500 per month or one million common shares per month. Twelve million shares were issued to the firm in December 2007 and the Company has recorded a prepayment for the first year services. The agreement is through December 11, 2009.

The Company also has executive agreements with each of the President and the CEO of the Company for an annual salary of $65,000 per annum. These agreements can be cancelled at the age of 65 years of the executive or after giving six (6) months notice.

Note 14. Related Party Transactions

During the years ended January 31, 2008 and 2007, the Company paid $65,000 and $60,000, respectively, as annual compensation to the CEO and President of the Company who are also the major shareholders of the Company. The Company has retained Katherine Dukes as the Operations Manager. During these periods, she was compensated $70,000 and $66,968, respectively. Ms. Dukes is the wife to the CEO of the Company.

Since the original TSE acquisition in 2005, the Company has expanded the development team from a core group of 5 to a team of 18 people. That development activity is contracted to India based Aloha Technologies, the Managing Director being Nakul Sood, a Director of the Company. All development work is performed by Aloha Technologies on a work for hire basis and the Company owns all rights title and interest in any work developed by Aloha Technologies.

Note 15. Restatement

Subsequent to the issuance of the Company's financial statements for the year ended January 31, 2007, the management discovered that certain transactions had not been accounted for. Specifically, the shares issued/to be issued as consulting fee for acquisition, were not accounted for. The financial statements for the year ended January 31, 2007 have been restated to give effect to the changes.

The effect of the restatements is as follows:

CONSOLIDATED BALANCE SHEET
--------------------------
     				        Reported	Restated
                                       ----------      ----------
Shares to be issued                   $         -      $    270,000
Total current liabilities               2,358,470         2,628,470
Total liabilities                       2,660,549         2,930,549

Common stock                               27,280            28,630
Additional paid in capital                575,361           844,011
Accumulated deficit                    (1,875,955)       (2,415,955)
Total stockholders' deficit          $ (1,269,858)     $ (1,539,585)


CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------
                			Reported	Restated
                                       ----------      ----------
General and administrative expenses  $  1,024,817      $  1,564,817
Total operating expenses                1,627,104         2,167,104
Net operating loss                     (1,341,028)       (1,881,028)
Net loss                               (1,525,462)       (2,065,462
Comprehensive loss                   $ (1,512,006)     $ (2,052,006)
Weighted average shares-
  basic and diluted                   233,031,170       234,023,796

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
                			Reported	Restated
                                       ----------      ----------
Net loss                             $ (1,525,462)     $ (2,065,462)
Shares issued for services                582,500           852,500
Shares to be issued for services     $    270,000      $         -


CONSOLIDATED STATEMENTS OF
 STOCKHOLDERS' EQUITY/(DEFICIT)
-------------------------------------
                			Reported	Restated
                                       ----------      ----------
Common stock                         $         -       $         -
Shares issued for services             19,750,000        33,250,000
Balance January 31, 2007              272,797,448       286,297,448

Common par                           $         -       $         -
Shares issued for services                  1,975             3,325
Balance January 31, 2007                   27,280            28,630

Additional paid in capital                     -                 -
Shares issued for services                580,525           849,175
Balance January 31, 2007                  575,361           844,011

Net loss for the year
 ended January 31, 2007                (1,525,462)       (2,065,462)

Total stockholders' equity/(deficit) $ (1,269,858)     $ (1,539,858)


Note 16.   Subsequent Events

On April 4, 2008, the board of directors and an approximately 80% majority of the stockholders entitled to vote of Propalms, Inc. adopted by written consent an Amendment to Propalms' Articles of Incorporation changing the Corporation's fiscal year to end from December 31 of each year to January 31 of each year. The effective date of the amendment was April 4, 2008.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company changed accountants in June 2007 to Kabani & Company, Inc., Certified Public Accountants, 6033 West Century Blvd., Suite 810, Los Angeles, CA 90045, Phone: 310-694-3590. The previous accountants were Richard L. Brown & Company, P.A. in Tampa, Florida. There were no disagreements or events, as described in Item 304(a)(1)(iv) of Regulation S-B of the Securities Exchange Act of 1934, as amended
(the "Exchange Act"), with the previous accountants.

There have been no disagreements with current accountants on accounting and financial disclosure.

Item 8A(T). Controls and Procedures.

The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a Company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of January 31, 2008, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year ended January 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information.
     None.

                             PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors.

The following table sets forth the information regarding our executive officers and directors as of the date of this filing:

      Name                   Age             Position
    -------                  ---            ----------
  Owen Dukes                  40          CEO; Chairman; Director
  Robert Zysblat              51          President; CFO; Director

  Nakul Sood                  33          Director

The directors of the Company are elected annually by the shareholders for a term of one year, or until their successors are elected and qualified. The Officers are appointed by the Board of Directors at the annual meeting of directors immediately following each annual meeting of shareholders of the Company and serve at the pleasure of the Board of Directors.

Background of Directors and Executive Officers.

Owen Dukes, CEO, Chairman and Director. In July 2005, Mr. Dukes became a director of Propalms Ltd. and upon its formation in 2006, he was appointed CEO of the Company. Mr. Dukes has twenty years of extensive industry experience. He worked for Phoenix Distribution, the leading Microsoft reseller, as their UK channel manager from 1993 to 2000. Mr. Dukes then worked as Business Development Manager for Surf Control PLC, from 2000 to 2001, building up their UK market to a multi million pound enterprise. Also in 2000, he launched Arc Technology Distribution Ltd, and purchased two other distributors, Unidirect Ltd and IPconnect Ltd. Mr. Dukes resigned from ARC in 2006. Mr. Dukes was appointed CEO and a director of Jenna Lane in December 2006 and assumed those same positions as part of the merger with the Company in June 2007.

Robert Zysblat: President and Director. Mr. Zysblat has a well known entrepreneurial track record in the security software industry and has successfully led and sold a number of significant messaging companies. In 1998 he purchased 100% of the shares of Computer Communications Ltd, becoming its CEO, and successfully sold this business in an management buyout in July 2001. In December 2000, he purchased 5th Generation Messaging, becoming its CEO and sold all his stock in July 2002. In September 2002, he purchased MSS communications becoming its Chairman, and sold the business in 2004. Mr. Zysblat has been with Propalms Ltd. since July 2005. He was appointed CFO and became a director of Jenna Lane in December 2006 and assumed the positions of President and Chief Financial Officer as part of the merger with the Company in June 2007.

Nakul Sood: Director. Mr. Sood was formerly the Director of Product Management and Planning at New Moon Systems, Inc. and on the original development team of the Propalms TSE software. Several years later, New Moon Systems was purchased by Tarantella, Inc. where he was named the Director of IDC and Product Management. Just prior to the acquisition of Tarantella by Sun Microsystems, Mr. Sood founded Aloha Technology Pvt. Ltd where he is currently the Managing Director. Mr. Sood has dual MBAs in Marketing and Information Systems and a Bachelor's degree in Mechanical Engineering. Mr. Sood was appointed a director of the Company in May 2007.

Significant Employees

The Company has retained Katherine Dukes as the operations Manager in the United Kingdom office. Ms. Dukes is the wife to the CEO of the Company.

Meetings and Committees of the Board

The Board of Directors currently consists of three members and the entire board of directors' acts as the Company's audit committee. Mr. Zysblat is the financial expert for the Company's board. There are no other committees of the Board. The Board meets as needed.

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company's directors, executive officers, and persons who own more than 10% percent of a registered class of the Company's equity securities, file with the SEC initial reports of ownership and reports of changes in ownership of
common stock and other equity securities of the Company.   Officers,
directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the date of this report, all of the initial reports of ownership has been made by the Company's directors.

Code of Ethics

The Company has adopted a code of ethics for all of the employees, directors and officers which is attached to this Form 10-KSB as Exhibit
14.1. This code of ethics is available on our Internet website, http://www.propalms.com. The Company will provide a copy of our code of ethics in print without charge to any stockholder who makes a written request to: President Robert Zysblat, Unit 4, Park Farm Courtyard, Easthorpe, Malton N. Yorkshire, United Kingdom. Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our Internet website, http://www.propalms.com.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

Summary Compensation Table.

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal year ended January 31, 2008, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

                    Summary Compensation Table
                    --------------------------

                                         Non-    Non-
                                        Equity  Qualified
                                      Incentive Deferred  All
Name and                                 Plan   Compen-  other
Principal                  Stock Option Compen-  sation  compen-
Position Year Salary Bonus Award Award  sation  Earnings sation  Total
          (1)   ($)    ($)   ($)   ($)    ($)      ($)     ($)     ($)

------------------------------------------------------------------------
Owen
 Dukes,
 CEO      2007  65,000   -     -     -      -        -        -  65,000

Robert
 Zysblat
 Pres.    2007  65,000   -     -     -      -        -        -  65,000

1. Amounts for 2007 are for the fiscal year ended January 31, 2008.

Employment agreements

The Company has Employment Agreements with its Named Executive Officers. Each Employment Agreement will be renewed on a yearly basis unless the Company otherwise notifies them. The Employment Agreements provided for base salaries, exclusive of bonuses, merit raises and other options, if any, which may be awarded from time to time by the Board of Directors. The Employment Agreements require the Principles to refrain from disclosing confidential information regarding the Company, refrain from competing with the Company for one year following termination and contains an invention assignment clause in favor of the Company. Additionally, there are changes of control provisions in favor of the employees, which provide for an additional twelve month salary post termination.

             Outstanding Equity Awards at Fiscal Year End
             --------------------------------------------

Option Awards                               Stock Awards
-----------------------------------------------------------------------
                                                                   Equity
                                                                 Incentive
                                                                    Plan
                                                          Equity   Awards:
                                                         Incentive Market
                       Equity                              Plan     or
                      Incentive                           Awards:  Payout
                        Plan                               Number  Value
                       Awards:                     Market    of     of
       Number  Number  Number                Number Value    Un-    Un-
         of      of      of                    of    of    earned  earned
       Secur-  Secur-  Secur-                Shares Shares Shares  Shares,
       ities   ities   ities                   or    or    Units   Units
       Under- Under-   Under-                Units  Units   or     or
        lying  lying   lying                  of     of   Other   Other
       Unexer- Unexer- Unexer-               Stock  Stock Rights  Rights
        cised  cised   cised   Option Option  That   That  That    That
       Options Options  Un-    Exer-  Expir-  Have   Have  Have    Have
        Exer-  Unexer- earned   cise  ation   Not    Not    Not    Not
Name   cisable cisable Options Price  Date   Vested Vested Vested Vested
       (1)                    ($)                   ($)
-------------------------------------------------------------------------
Owen
Dukes 2,000,000 8,000,000      .05   1/17/17

Robert
Zysblat 2,000,000 8,000,000    .05   1/17/17

(1) As part of the 2007 Equity Compensation Plan, CEO Dukes and CFO Zysblat each received options to purchase 10,000,000 shares of the Company's common stock. The options expire 10 years from the January 17, 2007 issue date, vest equally over a five period from the date of issuance, and were issued at an exercise price of $.05.

Compensation of Directors

As of January 31, 2008, the directors had received no renumeration for serving on the board.


Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

The following table sets forth as of January 31, 2008, information with respect to (a) each person known to the Company to be a beneficial owner of more than 5% of outstanding common stock of the Company, (b) each of the directors and the executive officers of the Company and (c) all of the directors and executive officers of the Company as a group. The Company believes that unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.
Title of   Name and address of      Amount and nature       Percent of
Class      Beneficial owner (1)     of Beneficial owners    Ownership
--------   ---------------------    --------------------    ----------
Common    Owen Dukes, CEO, Director
 Stock    Unit 7,  The Maltings
          Castlegate, Malton
          N. Yorkshire, UK            115,475,000 (1)         29%

Common    Robert Zysblat, President,
 Stock     CFO, Director
          Unit 7,  The Maltings
          Castlegate, Malton
          N. Yorkshire, UK            114,475,000             29%

Common    Nakul Sood, Director
Stock     Unit 7,  The Maltings
          Castlegate, Malton
          N. Yorkshire, UK             10,000,000              2%

                                      -----------             ---

Common    All directors and
Stock     executive officers
          as a group (3 persons)      239,950,000             60%

1. Addresses are given for holders with a beneficial ownership of more than 5% of the outstanding common stock of the Company.


Item 12. Certain Relationships and Related Transactions, and
Director Independence.

Related Party Transactions.

Uther than as set forth in Note 12 to the Financial Statements, there were no related party transactions for the period ended
January 31, 2008.

Director Independence.

The Company does not have a majority of Independent directors. The Company is actively seeking to recruit independent directors.
Currently the Company has three (3) directors and Mr. Dukes, Mr. Zysblat are insider directors, Mr. Sood is the only independent director.

Item 13. Exhibits

a)  The exhibits included in this report are indicated below.

Exhibit
  No.     Description of Exhibit
-------   ----------------------
3.1       Articles of Incorporation of the Company
          (incorporated by reference to Exhibit 2.1 to the Company's Form 10SB filed with the SEC on December 13, 2007).
3.2 Certificate of Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 10SB filed with the SEC on December 13, 2007).
3.3 Certificate of Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 9, 2008).

3.4       Bylaws of the COmpany (incorporated by reference to Exhibit
          2.3 to the Company's Form 10SB filed with the SEC on December
          13, 2007).

4.1 Articles of Incorporation of the Company, as amended, is included in Exhibits 3.1, 3.2 and 3.3.
4.2       Bylaws of the Company are included in Exhibit 3.4.
10.1      The 2007 Equity Compensation Plan.
10.2      The TSE acquisition Note and related documentation.
10.3      The HSBC credit document.
14.1      Code of Ethics (filed herewith).
21.1      List of subsidiaries of the Company (filed herewith).

23.1      Consent of Kabani & Company, Inc. (filed herewith).

31.1 Certification of CEO Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2 Certification of CEO Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1 Certification of CEO and CFO pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbances Oxley Act of 2002 (filed herewith).
Item 14.  Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed for the fiscal years ended January 31, 2008 and 2007 for the audit of the Company's financial statements, review of the interim financial statements and services provided in connection with regulatory filings totaled $25,000 and $25,000, respectively.

Audit Related Fees.

The aggregate fees billed for the fiscal years ended January 31, 2008 and 2007 for assurance and related services by the Company's principal accountant that are reasonably related to performance of the audit or review totaled $25,000 and $25,000, respectively.

Tax Fees.

The aggregate fees billed for the fiscal years ended January 31, 2008 and 2007 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning totaled $0.00 and $0.00, respectively.

All Other Fees.

The aggregate fees billed for the fiscal years ended January 31, 2008 and 2007 for all other products and services provided by the principal accountant totaled $0.00 and $0.00, respectively.

Policy for Pre-Approval of Audit and Non-Audit Services.

The Company's entire Board of Directors acts as the Audit Committee of the Company. The Board of Directors has selected the Company
Auditors and approved the terms of the Auditors engagement.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

					PROPALMS, INC.
					(Registrant)

     Date: June 2, 2008			By:/s/  Owen Dukes
	                                ------------------
					Owen Dukes
					CEO and Director

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     Date: June 2, 2008			By: /s/ Owen Dukes
                                        ------------------
					Owen Dukes
					CEO and Director
					(Principal Executive Officer)

     Date: June 2, 2008			By: /s/ Robert Zysblat
                                        ----------------------
					Robert Zysblat
					President, CFO and Director
					(Principal Financial Officer)

     Date: June 2, 2008			By: /s/ Nakul Sood
                                        ------------------
					Nakul Sood
					Director

     Date: June 2, 2008			By: /s/ Mark Murphy
                                        -------------------
					Mark Murphy, CPA
					Principal Accounting Officer