Form 10QSB
period 2008-04-30
Propalms, Inc.
filed 2008-06-16
CIK 1421100

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                            FORM 10-QSB

[X]  Quarterly Report  Under Section 13 or 15(d) Of The Securities
      Exchange Act of 1934

     For the Quarterly Period ended April 30, 2008

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period          to
                               ----------   ---------

               Commission file number  000-52980


                            Propalms, Inc.
   -----------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)




              Nevada                         22-3351399
(State or other jurisdiction of           (IRS Employer
  incorporation or organization)            Identification No.)

           Unit 4, Park Farm Courtyard, Easthorpe, Malton,
              N. Yorkshire, United Kingdom Y017 6QX
          -------------------------------------------------
               (Address of principal executive offices)

                         011-44-1653-696060
                        --------------------
                     (Issuer's telephone number)


 Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
 for the past 90 days  Yes [X]   No [  ]

 Indicate by check mark whether the registrant is a shell company
  (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X]  No

 State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 438,237,924 shares of $0.001 par value common stock outstanding as of June 1, 2008.


                              PROPALMS INC.

                     QUARTER ENDED APRIL 30, 2008

                                 INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

Consolidated Balance Sheet as of April 30, 2008 (unaudited).

Consolidated Statements of Operations for the three months ended
April 30, 2008 and 2007 (unaudited).

Consolidated Statements of Cash Flows for the three months ended
April 30, 2008 and 2007 (unaudited).

Consolidated Statement of Deficit in Stockholders' Equity (unaudited).

Notes to Financial Statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors.

ITEM 3. Controls and Procedures.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

ITEM 2. Changes in Securities

ITEM 3. Defaults upon Senior Securities

ITEM 4. Submission of Matters to a Vote of Security Holders

ITEM 5. Other Information

ITEM 6. Exhibits and Reports on Form 8-K


            FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Form 10QSB are forward looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding the plans and objectives of management for future operations.
Such statements may relate to, but are not limited to, information or assumptions about known and unknown risks, sales (including pricing), income/(loss), earnings per share, operating income or gross margin improvements, return on equity, return on invested capital, capital expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, interest rates, internal growth rates, restructuring, impairment and other charges, potential losses on divestitures, impact of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings (including raw material inflation, productivity and streamlining), synergies, management's plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward looking statements. These statements generally are accompanied by words such as "intend," "anticipate," "believe," "estimate," "project," "target," "plan," "expect," "will," "should," "would" or similar statements. The Company cautions that forward looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in this 10-QSB. Some of these factors are described as criteria for success. The Company"s failure to achieve, or limited success in achieving, these objectives could result in actual results differing materially from those expressed or implied in the forward looking statements. In addition, there can be no assurance that the Company has correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information the Company receives with respect to these factors is complete or correct.



Part I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements


                                  PROPALMS, INC.
                                  BALANCE SHEET

                    ASSETS
                                                           April 30,
                                                              2008
                                                          (Unaudited)
                                                          -----------
Current assets:
   Cash and cash equivalents                             $    27,659
   Accounts receivable                                       154,195
   Prepaid expenses and other current assets                  71,221
                                                         -----------
      Total current assets                                   253,075

Property and equipment, net of accumulated
 depreciation of $14,255                                      24,885

Other assets:
   Intangible assets, net of accumulated
    amortization of $617,431                                 727,013
                                                         -----------

      Total assets                                       $ 1,004,973
                                                         ===========

  LIABILITIES & DEFICIT IN STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                 $   365,876
   Notes payable                                             801,232
   Loans from shareholders                                    19,199
   Deferred revenue                                          259,559
   Shares to be issued                                       990,000
                                                         -----------
     Total current liabilities                             2,435,866

Long term liabilities:
   Deferred revenue                                          563,676
   Note payable                                              105,882
                                                         -----------
     Total long term liabilities                             669,558
                                                         -----------
     Total liabilities                                     3,105,424

Commitments and Contingencies                                     -

Stockholders' deficit:
   Common stock, $0.0001 par value; 500,000,000
    shares authorized; 438,237,924 issued
    and 328,335,385 outstanding                               33,750
   Additional paid in capital                              3,665,672
   Prepaid consulting                                       (502,500)
   Accumulated deficit                                    (5,314,429)
   Comprehensive gain                                         17,056
                                                         -----------
     Total (deficit) in stockholders' deficit             (2,100,451)
                                                         -----------
     Total liabilities and stockholders' (deficit)       $ 1,004,973
                                                         ===========

The accompanying notes are an integral part of these consolidated financial statements.



                          PROPALMS, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                          Three Months Ended
                                       April 30,      April 30,
                                         2008            2007
                                        ------          ------

Net revenue                           $   256,167   $   256,519

Cost of Sales                             216,812       160,582
                                      -----------   -----------
    Gross profit                           39,355        95,937

Operating expenses:
   Research and development                16,250        29,335
   Sales and marketing                    128,364        43,842
   General and administrative             305,868       155,490
                                      -----------   -----------
    Total operating expenses              450,482       228,667
                                      -----------   -----------
Net operating loss                       (411,127)     (132,730)

Other (income) expenses:
   Interest income                           (117)         (910)
   Interest expense                        17,320        21,963
   Foreign currency                           545        (1,769)
                                      -----------   -----------
    Total other (income) expenses          17,748        19,284
                                      -----------   -----------
     Net Loss                            (428,875)     (152,014)

Other comprehensive income:
   Foreign currency translation               155            -
                                      -----------   -----------
Comprehensive loss                    $  (428,720)  $  (152,014)
                                      ===========   ===========

 Basic and diluted loss per share:
  Loss from operations                    $(0.00)      $(0.00)
                                          -------      -------
  Net loss per share
   Basic and diluted                      $(0.00)      $(0.00)
                                          =======      =======

  Weighted average shares used in
   calculating net loss per share
   Basic and diluted                  304,864,945   273,418,859
                                      ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.



                        PROPALMS, INC.
       CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                   Three Months Ended
                                                 April 30,    April 30,
                                                    2008        2007
                                                 --------     ---------

Cash flows from operating activities:
  Net loss                                    $(  428,875) $(  152,014)
 Adjustments to reconcile net loss
  to net cash used in operating
   activities:
  Amortization                                     62,505       75,873
  Depreciation                                      2,449        1,450
  Stock issued for services                            -        84,963
  Prepaid services                                201,000           -

(Increase) decrease in assets
      Accounts receivables                        (62,573)     ( 4,877)
      Prepaid expenses and
        other current assets                      (   487)     (25,485)
Increase (decrease) in liabilities
      Accounts payable & accrued expenses         (91,438)    (105,821)
      Deferred revenue                            191,479     ( 57,470)
                                              ----------- ------------
      Net cash used in
       operating activities                      (125,940)    (183,381)
                                              ----------- ------------
Cash flows used in investing activities:
  Purchases of property and equipment             ( 1,658)    ( 47,201)
                                              ----------- ------------
      Net cash provided by (used in)
         investing activities                     ( 1,658)    ( 47,201)
                                              ----------- ------------
Cash flows from financing activities:
  Repayment of note payable                            -            -
  Proceeds from issuance of note payable               -       171,593
  Repayment of loans from shareholders            (55,607)          -
  Issuance of common stock for cash               185,602       72,513
                                              ----------- ------------
      Net cash provided by
        financing activities                      129,995      244,106
                                              ----------- ------------
      Effect of exchange rate on
         cash & cash equivalents                      155           -
Net increase (decrease) in cash & cash
 equivalents                                        2,552       13,524

Cash & cash equivalents beginning of period        25,107      141,000
                                              ----------- ------------
Cash & cash equivalents end of period         $    27,659 $    154,524
                                              =========== ============
Supplemental disclosures:
 Interest paid                                $    17,320   $   21,963
 Income tax paid                              $        -    $       -

The accompanying notes are an integral part of these consolidated financial statements.


                      PROPALMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (Unaudited)
        For the Three Months Ended April 30, 2008

                                       Additional
                    Common     Common    Paid-In     Prepaid
                    Shares       Par     Capital    Consulting
                 -----------  --------  ----------  ----------
Balance as of
 Jan. 31, 2008   328,335,385  $ 32,835  $3,480,985   $(703,500)

Shares issued
 for cash          9,146,819       915     184,687          -

Shares issued
 for services             -         -           -      201,000

Comprehensive
 gain                     -         -           -           -

Net loss                  -         -           -           -
                  ----------- --------  ----------   ---------
Balance as of
 April 30, 2008   337,482,204 $ 33,750  $3,665,672   $(502,500)


                 Comprehensive Accumulated     Total
                     Gain       Deficit       Equity
                 ------------ -----------  -----------
Balance as of
 Jan. 31, 2008    $16,901   $(4,885,554) $(2,058,333)

Shares issued
 for cash              -             -       185,602

Shares issued
 for services          -             -       201,000

Comprehensive
 gain                 155            -           155

Net loss               -     (  428,875)  (  428,875)
                  -------   -----------  -----------
Balance as of
 April 30, 2008   $17,056   $(5,314,429) $(2,100,451)

The accompanying notes are an integral part of these consolidated financial statements.




                          PROPALMS, INC.
                NOTES TO THE FINANCIAL STATEMENTS
         For the Three Months Ended April 30, 2008 and 2007

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

Note 2.   Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended January 31, 2008 included in the Company's annual report filed with the Securities and Exchange Commission on June 3, 2008. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended
April 30, 2008 are not necessarily indicative of the results that may be expected for the year ending January 31, 2009.

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

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using various methods over the estimated useful lives of the assets, which is four years. Depreciation expense was $2,449 and $1,450 for the three month periods ended April 30, 2008 and 2007, respectively.

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

Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. As of January 31, 2007, the Company determined that there was an impairment of $67,700 to the value of the software. There was no further impairment as of April 30, 2008.

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the three month periods ended April 30, 2008 and 2007, respectively, were insignificant.

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

The weighted average number of shares used to compute basic and diluted loss per share is the same in these consolidated financial statements for the three month periods ended April 30, 2008 and 2007 since the effect of dilutive securities is anti-dilutive.

Product Concentration

The Company derives substantially all of its revenues from its TSE server product and anticipates that this product and future derivative products and product lines based upon this technology will continue to constitute a majority of its revenue. The Company could experience declines in demand for this product, whether as a result of general economic conditions, new competitive product releases, price competition, lack of success of its strategic partners, technological change or other factors. The total revenue generated for the three month periods ended April 30, 2008 and 2007 from the product was $1,076,715 and $708,434, respectively.

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

The following table sets forth the significant components of the net deferred tax assets for operation in the UK as of April 30, 2008 and 2007:

                               2008              2007
                            ----------       ----------
Net Operating Loss
  Carryforward              $2,996,627       $2,027,969

Total Deferred Tax
  Assets                     1,041,028          704,516

Less: Valuation
  Allowance                 (1,041,734)        (704,516)
                            ----------       ----------
  Net Deferred Tax
    Asset                   $        0       $        0
                            ==========       ==========


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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the three month periods ended April 30, 2008 and 2007, the Company incurred net losses of $2,469,599 and $2,065,462, respectively. In addition, the Company had negative cash flow in operating activities amounting to $125,940 and $183,381, respectively for the periods then ended. The Company's accumulated deficit was $5,314,429 as of April 30, 2008.
If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

Reclassifications

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.

Note 3.   Property and Equipment

Property and equipment at April 30, 2008 are as follows:

     Computer and office equipment     $ 25,912
     Computer software                    7,760
     Furniture and fixtures               5,468
                                       --------
     Total Property and Equipment        39,140
     Less: Accumulated Depreciation     (14,255)
                                       --------
     Net Property & Equipment            24,885

Depreciation expense amounts to $2,449 and $1,450 for the three month periods ended April 30, 2008 and 2007, respectively.

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

The components of intangible assets at April 30, 2008 are summarized as follows:

                                    2008     Est. Life
                                   ------    ---------
 Developed Software Technology   $ 538,078    5 years

 Customer Relationships            450,068   10 years

 Software Development Costs        356,298    2 years
 Less: Accumulated Amortization   (617,431)
                                  ---------
 Net intangible assets           $ 727,013
                                 =========

The developed software technology and software development costs are being amortized to cost of revenues. The value of the customer relationships is being amortized to Sales and Marketing expense. The amortization for the three month periods ended April 30, 2008 and 2007 amounted to $62,505 and $75,873, respectively.

The Company determined as of January 31, 2007, that the value of software was impaired and recognized an impairment loss of $67,700. No further impairment was recognized as of April 30, 2008.

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

At April 30, 2008, the note is in default and the remaining obligation owed to the seller was $760,000. The COmpany has also accrued interest at the rate of 8% on this note and included it in the accrued liabilities in the accompanying financials. This note has been presented as a current liability in the accompanying balance sheet.

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

Note 8.   Loans from Shareholders

As part of the Company's July 2005 reorganization and recapitalization discussed in Note 1, the Company's CEO and CFO each loaned to Propalms, Ltd. $53,205 as a down payment on the TSE acquisition price. These notes are unsecured, non-interest-bearing and due on demand or upon certain events that would effect a change in control of the Company. Further advances made to the Company during the period ended January 31, 2007 amounted to $40,768. As of April 30, 2008, the balance owed to the shareholders amounted to $19,199.

Note 9.   Deferred Revenue

The Company recognizes as deferred revenue, payments received before all relevant criteria for revenue recognition are satisfied. The Company renders maintenance services which often extend over a period of more than one year and the revenue pertaining to the period after one year is presented as long term liability. As of April 30, 2008, the current portion of deferred revenue amounted to $259,559 and the long term portion amounted to $563,676.

Note 10.  Shares to be Issued

During the year ended January 31, 2007, the Company entered into an agreement with an investor relation firm to provide services for a period of two years. The fees for the services were determined to be $37,500 per month or 1,500,000 shares. The Company agreed to issue the investor relation firm 18,000,000 shares as fee for the year, pursuant to the agreement. As of April 30, 2008, the shares have not been issued and are recorded as shares to be issued on the accompanying balance sheet. These shares were valued at the fair market value of $990,000 pursuant to EITF 96-18.

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

During the year ended January 31, 2008, the CEO and President of the COmpnay agreed to waive off their salary for part of the year for their services rendered. The fair value of these services were accounted for as a contribution by the officers.

During the three month period ended April 30, 2008, the Company rasied $185,604 cash, net of finders' fee, by issuing 9,146,819 shares. The shares were issued out of the escrow account maintained by the investor relations firm.

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

Since the original TSE acquisition in 2005, the Company has expanded the development team from a core group of 5 to a team of 18 people. That development activity is contracted to India based Aloha Technologies, the Managing Director being Nakul Sood, a Director of the Company. All development work is performed by Aloha Technologies on a work for hire basis and the Company owns all rights title and interest in any work developed by Aloha Technologies.
Note 15.   Amendment

On April 4, 2008, the board of directors and an approximately 80% majority of the stockholders entitled to vote of Propalms, Inc. adopted by written consent an Amendment to Propalms' Articles of Incorporation changing the Corporation's fiscal year to end from December 31 of each year to January 31 of each year. The effective date of the amendment was April 4, 2008.

                              ITEM 2

        Management's Discussion and Analysis or Plan of Operation.
        ----------------------------------------------------------

The Management's Discussion and Analysis of the Financial Condition and Results of Operations reviews past performance and, where appropriate, states expectations about future activities in forward looking statements. Future results may differ from expectations.

Operating Highlights:

Revenues

Sales for the quarter ended April 30, 2008 ("2008 Quarter") showed no change from the quarter ended April 30, 2007 ("2007 Quarter"). However, for the same periods, deferred revenue increased approximately 30% due to the Company continuing to develop its international sales and marketing activities as well continuing its product enhancements and modifications. It is anticipated that sales will continue to develop in the short term as a result of these activities.

Research and development

Expenses decreased 45% to $16,250 for the 2008 Quarter as compared to $29,335 for the 2007 Quarter. The decrease was due to a reallocation of costs to other operational activities.

Sales and marketing

Sales and marketing expenses have increased approximately 200% to $128,364 for the 2008 Quarter as compared to $43,842 for the 2007 Quarter. This significant increase was due to the continued development of the Company's international marketing activities and the focus on continuing the growth of its international distribution network.

General and administrative

Expenses increased 100% to $305,868 for the 2008 Quarter as compared to $155,490 for the 2007 Quarter. The increase was primarily due to increased staffing and professional fees associated with capital fund raising activities.

Interest Expense

Interest expense decreased 19% to $17,320 for the 2008 Quarter as compared to $21,963 for the 2007 Quarter. The decrease was due to interest charges accruing as small principal balances as the Company continues to extinguish its overall debt levels.

Total Operating Expenses

In summary, operating expenses increased 97% to $450,482 for the 2008 Quarter as compared to $228,667 for the 2007 Quarter. The
Company has controlled its administrative costs while funding significant increase for sale and marketing and capital fund raising activities.

Income (Loss) from Operations

The loss from operations for the 2008 Quarter was $(428,875) as compared to a net loss from operations of $(152,014 for the 2007 Quarter. The unfavorable variance is a direct result of the increase in international sales and marketing activities as well as fund raising activities.

                 Liquidity and Capital Resources

As of April 30, 2008, the Company had a cash balance of $27,659 and a working capital deficit of $(2,182,791). However, the most significant short term liability continues to be $990,000 as a result of investor relation activities that will be satisfied in full with an equity issuance.

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

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, and ultimately to attain profitability. We are in the process of raising equity financing to overcome the condition. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company's stockholders.


                            ITEM 3
                   Controls and Procedures

Propalms management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There have been no significant changes in internal controls over financial reporting (as defined in Rule 13a-15(f)) during the three months ended April 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II
                         -----------

                      OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is party to other litigation.  The
Company and its counsel believe this litigation is not material.

Item 2. Changes in Securities

Pursuant to its Private Placement Memorandum dated January 1, 2007, MJMM Investments, LLC ("MJMM") signed a subscription agreement dated January 9, 2007. Pursuant to the terms of the subscription agreement a total of 93,500,000 common shares were reserved for purchase by MJMM. From January 1, 2007 to January 31, 2008, MJMM has purchased a total of 42,174,687 of the reserved shares. Out of the 93,500,000 reserved shares, MJMM was granted 13,500,000 shares in exchange for services provided in acquiring Jenna Lane, the public shell company; MJMM received payment of 12,000,000 for future services to be rendered on behalf of the Company; and MJMM purchased 16,674,687 shares for an
average purchase price of $0.03 per share.   For the three month
period ending April 30, 2008, MJMM purchased 9,146,819 for an average purchase price of $1.02 per share.

Pursuant to its Private Placement Memorandum dated January 1, 2007, Ivest Group, LLC ("Ivest") signed a subscription agreement dated
January 10, 2007.   Pursuant to the terms of the subscription
agreement a total of 39,750,000 common shares were reserved for purchase by Ivest. From that date to November 1, 2007, Ivest purchased a total of 21,343,441 of the optioned shares. The agreement has been terminated and the remaining 18,406,559 reserved shares have been transferred to reserves for purchase by MJMM.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders

On April 4, 2008, the board of directors and an approximately 80% majority of the stockholders entitled to vote of Propalms, Inc. adopted by written consent an Amendment to Propalms' Articles of Incorporation changing the Corporation's fiscal year to end from December 31 of each year to January 31 of each year. The effective date of the amendment was April 4, 2008.

Item 5. Other Information
None.

Item 6. Exhibits and Reports on Form 8-K.
(a)	Exhibits
None.
(b)	Reports
None.


                              SIGNATURES
                             ------------

In accordance with the requirements of the Exchange Act, the registrant, Propalms, Inc., caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: June 16, 2008

     /s/ Owen Dukes
     ----------------------
     Owen Dukes, CEO


     /s/ Robert Zysblat
     -----------------------
     Robert Zysblat, CFO