Form 10QSB/A
period 2008-04-30
Propalms, Inc.
filed 2008-09-22
CIK 1421100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

[X] Quarterly Report Under Section 13 or 15(d) Of The Securities Exchange Act of 1934

                  For the Quarterly Period ended April 30, 2008

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period          to
                                           ----------   ---------

                        Commission file number 000-52980


                                 Propalms, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)




             Nevada                                               22-3351399
 ------------------------------                               -----------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)

                 Unit 4, Park Farm Courtyard, Easthorpe, Malton,
                      N. Yorkshire, United Kingdom Y017 6QX
                     --------------------------------------
                    (Address of principal executive offices)

                               011-44-1653-696060
                            -------------------------
                           (Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 438,237,924 shares of $0.001 par value common stock outstanding as of September 22, 2008.

Explanatory Note

Propalms Inc (the "Company") is filing this Amendment No. 1 (the "Amended Report") to its Form 10-QSB filed with the Securities and Exchange Commission (the "SEC") on June 16, 2008 (the "Original Report") for the quarter ended April 30, 2008 to amend and correct its financial statements and Management's Discussion and Analysis filed in the Original Report. The financial statements and Management's Discussion and Analysis included in the Original Report have been amended since the original report was not reviewed by an independent public accountant. The amended report has been reviewed by its independent auditors.

                                  PROPALMS INC.

                          QUARTER ENDED APRIL 30, 2008

                                      INDEX



PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

Consolidated Balance Sheet as of April 30, 2008 (unaudited)                   3

Consolidated Statements of Operations for the three months
ended April 30, 2008 and 2007 (unaudited)                                     4

Consolidated Statements of Cash Flows for the three months
ended April 30, 2008 and 2007 (unaudited)                                     5

Notes to Financial Statements                                                 6

ITEM 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations and Risk Factors                                    16

ITEM 3. Controls and Procedures                                               27

PART II. OTHER INFORMATION                                                    27

ITEM 1. Legal Proceedings                                                     27

ITEM 2. Changes in Securities                                                 27

ITEM 3. Defaults upon Senior Securities                                       28

ITEM 4. Submission of Matters to a Vote of Security Holders                   28

ITEM 5. Other Information                                                     28

ITEM 6. Exhibits and Reports on Form 8-K                                      28

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



PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements


                                   PROPALMS INC.
                            CONSOLIDATED BALANCE SHEET
                                  APRIL 30, 2008
                                    (UNAUDITED)


                                      ASSETS



CURRENT ASSETS
       Cash & cash equivalents                                           $    47,210
       Accounts receivable, net of allowance
           of doubtful accounts of $34,224                                   108,597
       Prepaid expenses & other current assets                                65,726
                                                                         -----------
            Total current assets                                             221,533


PROPERTY, PLANT & EQUIPMENT, net                                              24,900
INTANGIBLE ASSETS, net                                                       727,307
                                                                         -----------

            TOTAL ASSETS                                                 $   973,739
                                                                         ===========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
       Accounts payable and accrued expenses                                 538,478
       Deferred revenue                                                       76,071
       Loans from shareholders                                                13,856
       Notes payable                                                         801,232
       Shares to be issued                                                 1,178,000
                                                                         -----------
            Total current liabilities                                      2,607,637


LONG TERM LIABILITIES
       Notes payable                                                         102,046
       Deferred revenue                                                      563,904
                                                                         -----------
            Total long term liabilities                                      665,950

COMMITMENTS & CONTINGENCIES                                                     --


STOCKHOLDERS' DEFICIT
       Common stock, $0.0001 par value; Authorized shares 500,000,000,
       438,237,924 shares issued and 337,482,204 shares outstanding           33,748
       Additional paid in capital                                          3,734,698
       Pre-paid consulting                                                  (502,500)
       Comprehensive gain                                                     31,274
       Accumulated deficit                                                (5,597,068)
                                                                         -----------
            Total stockholders' deficit                                   (2,299,848)

            TOTAL LIABILITIES                                            $   973,739
                                                                         ===========


                  The accompanying notes are an integral part of
                 these unaudited consolidated financial statements





                                    PROPALMS INC
                        CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2008 AND 2007
                                     (UNAUDITED)



                                                            2008             2007
                                                        -------------    -------------
Revenue, net                                            $     235,046    $     256,519

Cost of Goods Sold                                            180,218          160,582
                                                        -------------    -------------
     Gross profit                                              54,827           95,937
                                                        -------------    -------------

Operating Expenses:
     Research & Development                                    60,258           29,335
     Sales & Marketing                                        115,105           43,842
     General and administrative expenses                      569,109          155,490
                                                        -------------    -------------
                Total operating expenses                      744,472          228,667
                                                        -------------    -------------

Net operating loss                                           (689,645)        (132,730)
                                                        -------------    -------------

Other Income (Expense):
    Foreign currency translation                                 (545)           1,769
    Interest income (expense)                                 (21,324)         (21,053)
                                                        -------------    -------------
                Total other expenses                          (21,869)         (19,284)
                                                        -------------    -------------

Net Loss                                                     (711,514)        (152,014)


Other comprehensive income
   Foreign currency translation                                14,373             --
                                                        -------------    -------------

Comprehensive Loss                                      $    (697,141)   $    (152,014)
                                                        =============    =============

Basic & diluted loss per share                          $       (0.00)   $       (0.00)
                                                        =============    =============

Weighted average shares for computing basic & diluted
loss per share                                            332,383,670      273,418,859
                                                        =============    =============


                   The accompanying notes are an integral part of
                  these unaudited consolidated financial statements





                                  PROPALMS INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2008 AND 2007
                                   (UNAUDITED)



                                                               2008          2007
                                                             ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                 $(711,514)   $(152,014)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation and amortization                           64,949       77,323
        Shares issued/to be issued for services                188,000       84,963
        Options expense                                         69,000
        Amortization of prepaid consulting                     201,000
        (Increase) decrease in current assets:
                Receivables                                    (16,203)      (4,877)
                Prepayments                                      1,487      (25,485)
        Increase in current liabilities:
                Accounts payable and accrued expenses           83,181     (105,821)
                Deferred income                                 10,764      (57,470)
                                                             ---------    ---------
                Net cash used in operating activities         (109,336)    (183,381)
                                                             ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES
        Acquisition of property & equipment                     (5,213)     (47,201)
                                                             ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from notes payable                             14,817      171,593
        (Payments on)/proceeds from notes payable  officer     (60,674)      72,513
        Proceeds from issuance of shares for cash              185,626         --
                                                             ---------    ---------
                Net cash provided by  financing activities     139,770      244,106
                                                             ---------    ---------


Effect of exchange rate on cash & cash equivalents              (3,118)        --

NET INCREASE/ (DECREASE) IN CASH & CASH EQUIVALENTS             22,103       13,524

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                      25,107      141,000
                                                             ---------    ---------


CASH & CASH EQUIVALENTS, ENDING BALANCE                      $  47,210    $ 154,524
                                                             =========    =========


Supplementary Information:
 Cash paid during the year for:
        Interest                                             $  15,886    $  38,370
                                                             =========    =========

        Income taxes                                         $    --      $    --
                                                             =========    =========


                   The accompanying notes are an integral part of
                  these unaudited consolidated financial statements



Notes to Financial Statements.

     Note 1. Nature of Business

Propalms, Inc. (the "Company"), formerly Jenna Lane, Inc. (Jenna Lane), was incorporated in 1995 under the laws of the State of Delaware.

Propalms, Ltd was a UK registered company incorporated in October 2001 with a fiscal year end of January 31. On July 12, 2005 Propalms, Ltd purchased from Tarantella, Inc. a license and purchase option agreement for the world wide intellectual property rights, including the entire customer base and all the ongoing maintenance revenue, of a software product called Terminal Services Edition ("TSE"). Jenna Lane was a Delaware Corporation, incorporated in 1995. Jenna Lane was a non-operating company. On December 8, 2006, shareholders of Propalms Ltd purchased 13,750,000 shares of Jenna Lane. On December 9, 2006, Jenna Lane entered into an agreement with all the shareholders of Propalms, Ltd to exchange 230,000,000 shares of Jenna Lane for all the issued and outstanding stock of Propalms Ltd. After the consummation of the agreement, the former shareholders of Propalms Ltd. own 243,750,000 shares of common stock of Jenna Lane, which represent 89.35% of Jenna Lane's outstanding shares.

The exchange of shares with Propalms, Ltd has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of the Propalms, Ltd obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of Propalms Ltd, with Propalms, Ltd being treated as the continuing entity. The historical financial statements presented are those of Propalms, Ltd. The continuing company has retained January 31 as its fiscal year end. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted.

The consolidated financial statements include the accounts of Propalms, Inc. and its wholly owned subsidiary, Propalms, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

During December 2006 Jenna Lane increased its authorized common shares to 500,000,000 in order to acquire Propalms, Ltd.

Jenna Lane moved from Delaware to be incorporated in Nevada.

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

Propalms, Inc., through Propalms, Ltd., develops TSE which offers users a system management product for the Microsoft server based computing (SBC) environment. TSE allows users to manage and operate all their software applications centrally on their servers rather than on each individual desktop computer. The Company markets and licenses its products through multiple channels such as value-added resellers and channel distributors.

Note 2.   Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by Propalms, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB. The results of the three month period ended April 30, 2008 are not necessarily indicative of the results to be expected for the full year ending January 31, 2009.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Great Britain Pound (GBP); however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Foreign currency transactions and comprehensive income (loss)

As of April 30, 2008, the accounts of Propalms, Ltd were maintained, and its financial statements were expressed, in Great Britain Pound (GBP). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the GBP as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity


Use of Estimates

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

Principles of Consolidation

The consolidated financial statements include the accounts of Propalms, Inc. and its wholly owned subsidiary Propalms Ltd, collectively referred to within as the Company. All material inter-company accounts and transactions have been eliminated in consolidation.

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




Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using straight line method over the estimated useful lives of the assets, which is four years. Depreciation expense was $1,235 and $1,240 for the three month periods ended April 30, 2008 and 2007, respectively.

The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98- , "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company capitalizes costs of materials, consultants, and payroll and payroll related costs for employees incurred in developing internal use computer software. These costs are included with "Computer equipment and software." Costs incurred during the preliminary project and post implementation stages are charged to general and administrative expense.

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

Services Revenue: Revenue from consulting services is recognized as the services are performed for time and materials contracts. Revenue from training and development services is recognized as the services are performed. Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, which in most instances is one to two years.

The Company markets and licenses its products, TSE, primarily through indirect channels such as value-added resellers and channel distributors. The product license is perpetual and includes either one to two years of maintenance. Maintenance includes enhancements and unspecified software upgrades.

Fair Value

Statement of Financial Accounting Standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Basic and Diluted Earnings Per Share

Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings or loss per share were $0.00 and $0.00 for the three month periods ended April 30, 2008 and 2007 respectively.


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



Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the three month periods ended April 30, 2008 and 2007, the Company incurred net losses of $711,514 and $152,014, respectively. In addition, the Company had negative cash flow in operating activities amounting to $109,336 and $183,381, respectively for the periods then ended. The Company's accumulated deficit was $5,597,068 as of April 30, 2008. If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for the Company beginning in the first quarter of 2008. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2--Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Adoption of SFAS No. 157 did not affect Propalm's consolidated financial condition, results of operations or cash flows.

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

In May of 2008, FSAB issued SFASB No.162, The Hierarchy of Generally Accepted Accounting Principles. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The company does not believe this pronouncement will impact its financial statements.

Reclassifications

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.

Note 3.   Intangible Assets

Intangible assets consist of acquired developed software technology, acquired customer relationship, capitalized software development costs and goodwill.

The components of intangible assets at April 30 are summarized as follows:


                                        April 30
Developed Software Technology          $ 673,149                  5 years
Customer Relationships                   450,251                 10 years
                                         221,588                  2 years
Software Development Costs
Less: Accumulated Amortization          (617,680)
Net intangible assets                  $ 727,307


The developed software technology and software development costs are being amortized to cost of revenues. The value of the customer relationships is being amortized to Sales and Marketing expense. The amortization for the three month periods ended April 30, 2008 AND 2007 amounted to $63,715 and $63,362, respectively.

Note 4.   Debt

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

On July 10, 2006 the Company received working capital loan financing from HSBC Plc. Interest is charged on a monthly basis and repayments of principal and interest are made monthly. The total principal outstanding at January 31, 2008 was $147,114. The loan is repayable over a ten year period beginning three months from July 2006 in fixed monthly installments of $3,436 per month inclusive of interest. The remaining balance of the note was $143,278. Interest is at 2.2% margin over the bank's base rate.

The maturity schedule of the loan over the next five years ending April 30 is as follows:

   2009                41,232
   2010                41,232
   2011                41,232
   2012                19,582

Note 5.   Loans from Shareholders

As part of the Company's July 2005 reorganization and recapitalization discussed in Note 1, the Company's CEO and CFO each loaned to Propalms, Ltd. $53,205 as a down payment on the TSE acquisition price. These notes are unsecured, non-interest-bearing and due on demand or upon certain events that would effect a change in control of the Company. Further advances were made to the Company during the year ended January 31, 2007. As of January 31, 2008, the balance owed to shareholders amounted to $74,806. As of April 30, 2008, the $13,856 remained payable to the shareholders.

Note 6.   Deferred Revenue

The Company recognizes as deferred revenue, payments received before all relevant criteria for revenue recognition are satisfied. The Company renders maintenance services which often extend over a period of more than one year and the revenue pertaining to the period after one year is presented as long term liability. As of January 31, 2008, the current portion of deferred revenue amounted to $94,432 and the long term portion amounted to $537,324. As of April 30, 2008, the current portion of deferred revenue amounted to $76,071 and the long term portion amounted to $563,904.

Note 7.  Shares to be Issued

During the year ended January 31, 2007, the Company entered into an agreement with an investor relations firm to provide services for a period of two years. The fees for the services were determined to be $37,500 per month or 1,500,000 shares. The Company agreed to issue the investor relation firm 18,000,000 shares as fee for the year, pursuant to the agreement. As of April 30, 2008 and January 31, 2008, the shares were not issued and are recorded as shares to be issued on the accompanying balance sheet. These shares were valued at the fair market value of $990,000 pursuant to EITF 96-18.

During the three month period ended April 30, 2008, the Company decided to issue 4,700,000 shares to an independent outside contractor. As of April 30, 2008, the shares were not issued and are recorded as shares to be issued on the accompanying balance sheet. These shares were valued at the fair market value of $188,000, pursuant to EITF 96-18. These shares were issued subsequent to April 30, 2008.

Note 8.   Stockholders Deficit

During the three month period ended April 30, 2008, the Company raised $185,626 cash, net of finders' fee, by issuing 9,146,819 shares. The shares were issued out of the escrow account maintained by the investor relations firm.


Note 9.   Stock Options

During the year ended January 31, 2008, the Company granted ten million options each to the CEO and President as part of the Equity Compensation Plan. The options have an exercise price of $0.05 and will expire on January 11, 2018. The options vest over a five year period at the rate of 2 million options at the end of each year. The options were valued at $1,380,000 on the date of grant pursuant to the black scholes option pricing model. The expense for the options is being recorded pursuant to SFAS 123R. During the three month period ended April 30, 2008, the Company recorded expense of $69,000.


The following assumptions have been used:
  Risk-free interest rate               2.12% - 4.13%
  Expected life of the options          2-10 year
  Expected volatility                    305%
  Expected dividend yield                  0%

A summary of the status of the plan is presented below:

                                                     Aggregate
                                         Weighted    Intrinsic
                             Total         Price       Value
                          ----------    ----------   ----------
Outstanding,
  January 31, 2008        30,000,000       $0.06           -

Granted                            -          -            -
Cancelled                          -          -            -
Exercised                          -          -            -
                          ----------    ----------   ----------
Outstanding,
  April 30, 2008          30,000,000       $0.06           -
                          ==========    ==========   ==========


Options outstanding at April 30, 2008 and related weighted average price and intrinsic value are as follows:

                      Weighted    Total
            Total      Average  Weighted               Weighted
           Options    Remaining  Average                Average    Aggregate
Exercise    Out-        Life    Exercise     Options    Exercise    Intrinsic
 Prices   standing    (Years)    Price     Exercisable    Price      Value
--------  --------    --------- --------   -----------    -----      -----
$0.05-
  0.10   30,000,000      8.09    $0.06      18,000,000    $0.06        -

Note 13.  Commitments and Contingencies

At January 31, 2008 there were no material commitments or contingencies. The Company leases office spare in the United Kingdom on a three year lease. This lease is accounted for as an operating lease. Rental expense for this leases consisted of approximately $5,209 and $0 for the three month periods ended April 30, 2008. The rent commitment for the next five years ended April 30 is as follows:
            2009   $13,891
            2010    29,850
            2011    29,850

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

On August 1, 2008 the Company agreed to extend the current executive agreement with each of the President and the CEO for a period of three years. The purpose was to provide a commitment and long term stability to the growth of the Company.

The Company agreed to pay the President and the CEO the sum of $300,000 each for this extension. The President and CEO have agreed to accept this payment in either cash or restricted stock.

                                     Item 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three month periods ended April 30, 2008 and 2007 should be read in conjunction with the selected consolidated financial data, the financial statements and the notes to those statements that are included elsewhere in this Current Report on Form 10-Q ("Form 10-Q"). Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-Q. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

Overview

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

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Great Britain Pound (GBP); however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Foreign currency transactions and comprehensive income (loss)

As of April 30, 2008, the accounts of Propalms Limited were maintained, and its financial statements were expressed, in Great Britain Pound (GBP). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the GBP as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Propalms, Inc. and its wholly owned subsidiary Propalms Limited, collectively referred to within as the Company. All material inter-company accounts and transactions have been eliminated in consolidation.

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


Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using straight line method over the estimated useful lives of the assets, which is four years. Depreciation expense was $1,235 and $1,240 for the three month periods ended July 31, 2008 and 2007, respectively.

The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98- , "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company capitalizes costs of materials, consultants, and payroll and payroll related costs for employees incurred in developing internal use computer software. These costs are included with "Computer equipment and software." Costs incurred during the preliminary project and post implementation stages are charged to general and administrative expense.

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

Fair Value

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Basic and Diluted Earnings Per Share

Earnings per share are calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings or loss per share were $0.00 and $0.00 for the three month periods ended April 30, 2008 and 2007 respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for the Company beginning in the first quarter of 2008. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2--Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Adoption of SFAS No. 157 did not affect Sutura's consolidated financial condition, results of operations or cash flows.

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

In May of 2008, FSAB issued SFASB No.162, The Hierarchy of Generally Accepted Accounting Principles. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The company does not believe this pronouncement will impact its financial statements.

Comparison of Three Month Periods Ended April 30, 2008 and 2007.

The following table sets forth the results of our operations for the periods indicated:


                                                       2008             2007
                                                     ---------        ---------

NET REVENUES                                         $ 235,046        $ 256,519

COST OF SALES                                          180,218          160,582

GROSS PROFIT                                            54,827           95,937

OPERATING EXPENSES:
     Research and development                           60,258           29,335
     Sales and marketing                               115,105           43,842
     General and administrative                        569,109          155,490
        Total Operating Expenses                       744,472          228,667

LOSS FROM OPERATIONS                                  (689,645)        (132,730)

OTHER INCOME (EXPENSE):
     Foreign currency translation                         (545)           1,769
     Interest expense                                  (21,324)         (21,053)
        Total Other Expenses                           (21,869)         (19,284)

NET LOSS                                              (711,514)        (152,014)

OTHER COMPREHENSIVE ITEM:

    Foreign currency translation                        14,373             --

COMPREHENSIVE LOSS                                   $(697,141)       $(152,014)

Comparison of Three Month Periods Ended April 30, 2008 and  2007.

Net Revenues. For the three month period ended April 30, 2008, our net revenues decreased approximately 8% from $256,519 to $235,046 relative to the same period ended April 30, 2007. The Company is continuing to develop its international sales and marketing activities as well continuing its product enhancements and modifications. It is anticipated that sales will develop in the short term as a result of these activities.

Cost of Sales. Cost of sales decreased 12% from $160,582 for the three month period ended April 30, 2007, to $180,218 for the three month period ended April 30, 2008. The decrease was due to better cost control.

Gross Profit. Gross profit decreased approximately 43% from $95,937 for the three month period ended April 30, 2007 to $54,827 for the three month period ended April 30, 2008. This increase in gross profit was primarily due to the decrease in the cost of sales during the period.

Operating Expenses. For the three month period ended April 30, 2008, overall operating expenses increased approximately 226% from $228,667 to $744,472 relative to the three month period ended April 30, 2007. This increase was mainly due to the following:

Research and Development. Research and development expenses increased approximately 105% from $29,335 for the three month period ended April 30, 2007 to $60,258 for the same period in 2008. This increase was related to an increase in the software enhancement and modification activities during the period.

Sales and Marketing Expenses. Sales and Marketing expenses increased approximately 163% from $43,842 for the three month period ended April 30, 2007 to $115,105 for the same period in 2008. This increase was related to an increase in efforts to develop international sales for the period.

General and Administrative Expenses. General and administrative expenses were $155,490 for the three month period ended April 30, 2007, as compared to $569,109 for the three month period ended April 30, 2008, an increase of 266%. This increase is due to increase in operations of the Company.

Net Loss. Net loss increased approximately 368% from a net loss of $152,014 for the three month period ended April 30, 2007 to a net loss of $711,514 for the three month period ended April 30, 2008.

Liquidity and Capital Resources

At April 30, 2008, we had cash on hand of $ 47,210 and a working capital deficit of 2,386,104. However, the most significant short term liability continues to be $1,178,000 as a result of investor relation activities that will be satisfied in full with an equity issuance. At April 30, 2008, we had loans payable to various unrelated parties amounting to $ 903,278.

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

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, and ultimately to attain profitability. We are in the process of raising equity financing to overcome the condition. If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

Cash Flows

Three month period Ended April 30, 2008 and 2007

Net cash flow used in operating activities was $109,336 for the three month period ended April 30, 2008 and net cash used in operations was $183,381 for the three month period ended April 30, 2007. For the three month period ended April 30, 2008, decrease in cash flows provided by operating activities was mainly attributable to an increase in net loss.

The Company incurred cash outflows of $5,213 in investing activities during the three month period ended April 30, 2008, as compared to $47,201 used in investing activities for the same period in 2007 for the purchase of property & equipment.

We raised a loan of $14,817 from unrelated parties and paid off $60,674 to related parties during the three month period ended April 30, 2008. For the same period in 2007, we raised $171,593 from unrelated parties and $72,513 from related parties. We also raised $185,626 through our investor relation firm by selling shares for cash during the three month period ended April 30, 2008. For the same period in 2007, we raised $0 from issuance of shares for cash.

Contractual Obligations and Off-Balance Sheet Arrangements

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

Item 5. Other Information
None.

Item 6. Exhibits and Reports on Form 8-K.

(a)       Exhibits

          Exhibits                        Description

           31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1 Certification CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           32.2 Certification CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)         Reports
None.

                              SIGNATURES
                             ------------

In accordance with the requirements of the Exchange Act, the registrant, Propalms, Inc., caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: September 22, 2008                    /s/  Owen Dukes
                                            ----------------------
                                                 Owen Dukes, CEO


                                            /s/  Robert Zysblat
                                            -----------------------
                                                 Robert Zysblat, CFO