Form 10QSB
period 2008-07-31
Propalms, Inc.
filed 2008-09-22
CIK 1421100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) Of The Securities Exchange Act of 1934

                  For the Quarterly Period ended July 31, 2008

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period          to
                                           ----------   ---------

                        Commission file number 000-52980


                                 Propalms, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)




             Nevada                                              22-3351399
 ------------------------------                              ------------------
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

                              PROPALMS INC.

                     QUARTER ENDED JULY 31, 2008

                                 INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements                                     3

Consolidated Balance Sheet as of July 31, 2008 (unaudited)                    3

Consolidated Statements of Operations for the three months
and six months ended July 31, 2008 and 2007 (unaudited)                       4

Consolidated Statements of Cash Flows for the three months
and six months ended July 31, 2008 and 2007 (unaudited)                       5

Notes to Financial Statements.                                                6

ITEM 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations and Risk Factors.                                   17

ITEM 3. Controls and Procedures.                                              29

PART II. OTHER INFORMATION                                                    29

ITEM 1. Legal Proceedings                                                     29

ITEM 2. Changes in Securities                                                 29

ITEM 3. Defaults upon Senior Securities                                       29

ITEM 4. Submission of Matters to a Vote of Security Holders                   30

ITEM 5. Other Information                                                     30

ITEM 6. Exhibits and Reports on Form 8-K                                      30

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



PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements


                                  PROPALMS INC.
                           CONSOLIDATED BALANCE SHEET
                                  JULY 31, 2008
                                   (UNAUDITED)


                                     ASSETS



CURRENT ASSETS
    Cash & cash equivalents                                               20,017
    Accounts receivable, net                                             119,106
    Prepaid expenses & other current assets                               61,703
                                                                      ----------
       Total current assets                                              200,826


PROPERTY, PLANT & EQUIPMENT, net                                          22,522
INTANGIBLE ASSETS, net                                                   664,327


       TOTAL ASSETS                                                      887,675
                                                                      ==========


               LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
    Accounts payable and accrued expenses                                682,457
    Deferred revenue                                                      55,977
    Notes payable                                                        801,232
    Shares to be issued                                                  990,000
                                                                      ----------
       Total current liabilities                                       2,529,666


LONG TERM LIABILITIES
    Notes payable                                                         98,517
    Deferred revenue                                                     542,627
                                                                      ----------
       Total long term liabilities                                       641,144
                                                                      ----------

COMMITMENTS & CONTINGENCIES                                                 --


STOCKHOLDERS' DEFICIT
    Common stock, $0.0001 par value; Authorized shares 500,000,000,
    438,237,924 shares issued and 357,848,531 shares outstanding          35,785
    Additional paid in capital                                         4,174,661
    Pre-paid consulting                                                 (301,500)
    Comprehensive loss                                                    (2,882)
    Accumulated deficit                                               (6,189,199)
                                                                      ----------
       Total stockholders' deficit                                    (2,283,135)

                                                                      ----------
       TOTAL LIABILITIES                                                 887,675
                                                                      ==========


                 The accompanying notes are an integral part of
               these unaudited consolidated financial statements





                                                       PROPALMS INC
                                             CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE THREE AND SIX MONTH PERIODS ENDED JULY 31, 2008 AND 2007
                                                        (UNAUDITED)



                                                           Three month periods ended         Six month periods ended
                                                                   July, 31                         July, 31
                                                            2008             2007             2008             2007
                                                        -------------    -------------    -------------    -------------
Revenue, net                                            $     278,336    $     294,292    $     513,382    $     550,811

Cost of Goods Sold                                            158,665          180,442          338,884          341,024
                                                        -------------    -------------    -------------    -------------
     Gross profit                                             119,671          113,850          174,498          209,787
                                                        -------------    -------------    -------------    -------------

Operating Expenses:
     Research & Development                                    64,165           30,150          124,424           59,485
     Sales & Marketing                                        144,755          104,427          259,860          148,269
     General and administrative expenses                      393,753          226,406        1,047,048          381,896
                                                        -------------    -------------    -------------    -------------
     Total operating expenses                                 602,673          360,983        1,431,332          589,650
                                                        -------------    -------------    -------------    -------------


Total Loss From Operations                                   (483,003)        (247,133)      (1,256,834)        (379,863)
                                                        -------------    -------------    -------------    -------------

Other Expense:
    Foreign currency translation                               (1,042)          (1,272)          (1,587)             497
    Interest expense                                          (23,900)         (21,825)         (45,224)         (42,878)
                                                        -------------    -------------    -------------    -------------
     Total other expenses                                     (24,942)         (23,097)         (46,812)         (42,381)
                                                        -------------    -------------    -------------    -------------

Net Loss                                                     (507,945)        (270,230)      (1,303,645)        (422,244)


Other comprehensive income
   Foreign currency translation                               (48,349)            --            (34,156)            --

                                                        -------------    -------------    -------------    -------------
Comprehensive Loss                                      $    (556,294)   $    (270,230)   $  (1,337,801)   $    (422,244)
                                                        =============    =============    =============    =============

Basic & diluted loss per share                          $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
                                                        =============    =============    =============    =============

Weighted average shares for computing basic & diluted
loss per share                                            348,369,124      324,788,515      340,464,229      309,996,742
                                                        =============    =============    =============    =============


                                       The accompanying notes are an interal part of
                                     these unaudited consolidated financial statements





                                       PROPALMS INC
                           CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE THREE AND SIX MONTH PERIODS ENDED JULY 31, 2008 AND 2007
                                        (UNAUDITED)



                                                                 2008           2007
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                  $(1,303,645)   $  (422,244)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation and amortization                             129,544        140,326
        Issuance of shares for service                            188,000      1,122,963
        Amortization of prepaid consulting                        402,000           --
        Options expense                                           138,000
        (Increase) decrease in current assets:
                Receivables                                       (18,378)       (25,518)
                Prepayments                                        (2,939)    (1,050,249)
        Increase in current liabilities:
                Accounts payable and accrued expenses             252,489        (39,036)
                Deferred income                                   (30,108)       (31,240)
                                                              -----------    -----------
                Net cash used in operating activities            (245,038)      (304,998)
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Acquisition of property & equipment                        (5,202)       (47,201)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from notes payable                                11,370        185,673
        (Payments on)/proceeds from notes payable - officer       (74,381)         4,931
        Proceeds from issuance of shares for cash                 370,626        169,348
                                                              -----------    -----------
                Net cash provided by  financing activities        307,615        359,952
                                                              -----------    -----------

Effect of exchange rate on cash & cash equivalents                (62,465)          --

NET INCREASE/ (DECREASE) IN CASH & CASH EQUIVALENTS                (5,090)         7,753

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                         25,107        141,000

                                                              -----------    -----------
CASH & CASH EQUIVALENTS, ENDING BALANCE                       $    20,017    $   148,753
                                                              ===========    ===========
                                                                       (0)

Supplementary Information:
 Cash paid during the year for:
        Interest                                              $    15,886    $    38,370
                                                              ===========    ===========
        Income taxes                                          $      --      $      --
                                                              ===========    ===========


                       The accompanying notes are an interal part of
                     these unaudited consolidated financial statements



Notes to Financial Statements


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

Propalms Inc., through Propalms, Ltd., develops TSE which offers users a systems management product for the Microsoft server based computing (SBC) environment. TSE allows users to manage and operate all their software applications centrally on their servers rather than on each individual desktop computer. The Company markets and licenses its products through multiple channels such as value-added resellers and channel distributors.








Note 2.   Summary of Significant Accounting Policies

Unaudited Interim Financial Statements


The accompanying unaudited consolidated financial statements have been prepared by Propalms, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB. The results of the six month period ended July 31, 2008 are not necessarily indicative of the results to be expected for the full year ending January 31, 2009.

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

Foreign currency transactions and comprehensive income (loss)

As of July 31, 2008, the accounts of Propalms, Ltd were maintained, and its financial statements were expressed, in Great Britain Pound (GBP). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the GBP as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Propalms, Inc. and its wholly owned subsidiary Propalms, Ltd, collectively referred to within as the Company. All material inter-company accounts and transactions have been eliminated in consolidation.


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


Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using straight line method over the estimated useful lives of the assets, which is four years. Depreciation expense was $2,426 and $2,425 for the six month periods ended July 31, 2008 and 2007, respectively.

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







Basic and Diluted Earnings Per Share

Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings or loss per share were $0.00 and $0.00 for the three month periods ended July 31, 2008 and 2007 respectively. Basic and diluted earnings or loss per share were $0.00 and $0.00 for the six month periods ended July 31, 2008 and 2007 respectively.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the six month periods ended July 31, 2008 and 2007, the Company incurred net losses of $1,303,645 and $422,244, respectively. In addition, the Company had negative cash flow in operating activities amounting to $245,038 and $304,998, respectively for the periods then ended. The Company's accumulated deficit was $6,189,199 as of July 31, 2008. If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for the Company beginning in the first quarter of 2008. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2--Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Adoption of SFAS No. 157 did not affect Propalms's consolidated financial condition, results of operations or cash flows.

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

The components of intangible assets at July 31, 2008 are summarized as follows:

                                     July 31       Est. Life
                                    ---------     -----------
 Developed Software Technology      $ 672,639       5 years

 Customer Relationships               449,910      10 years

 Software Development Costs           221,420       2 years
 Less: Accumulated Amortization      (679,642)
                                    ---------
 Net intangible assets              $ 664,327
                                    =========

The developed software technology and software development costs are being amortized to cost of revenues. The value of the customer relationships is being amortized to Sales and Marketing expense. The amortization for the three and six month periods ended July 31, 2008 amounted to $63,403 and $127,118, respectively. The amortization for the three and six month periods ended July 31, 2007 amounted to $61,818 and $125,180 respectively.

Note 4.   Debt

To finance the acquisition of the assets and liabilities related to the TSE server product in July 2005, the Company made a initial cash payment of $100,000 and agreed to make payments to the seller over a scheduled 30-month period, for a total of $900,000. The agreement calls for quarterly payments of $50,000, with the initial payment due October 2005, until December 2007, at which time the remaining balance was due and payable. The note is non-interest bearing. In recording this liability, the Company imputed approximately $135,000 of interest using a rate of 8%. At December 31, 2007, the parties extended the length of the agreement and leaving the quarterly payment obligation of $50,000 unchanged.

At April 30, 2008, the note is in default and the remaining obligation owed to the seller was $760,000. The Company has also accrued interest at the rate of 8% on this note and included it in the accrued liabilities in the accompanying financials. This note has been presented as a current liability in the accompanying balance sheet.

On July 10, 2006 the Company received working capital loan financing from HSBC Plc. Interest is charged on a monthly basis and repayments of principal and interest are made monthly. The total principal outstanding at January 31, 2008 was $147,114. The loan is repayable over a ten year period beginning three months from July 2006 in fixed monthly installments of $3,436 per month inclusive of interest. $41,232 of the balance is presented as a current liability and $98,517 is presented as a long term liability in the accompanying financial statements. Interest is at 2.2% margin over the bank's base rate.




The maturity schedule of the loan over the next five years ending July 31 is as follows:

   2009                20,616
   2010                41,232
   2011                41,232
   2012                16,053


Note 5.   Loans from Shareholders

As part of the Company's July 2005 reorganization and recapitalization discussed in Note 1, the Company's CEO and CFO each loaned to Propalms, Ltd. $53,205 as a down payment on the TSE acquisition price. These notes are unsecured, non-interest-bearing and due on demand or upon certain events that would effect a change in control of the Company. Further advances were made to the Company during the year ended January 31, 2007. As of January 31, 2008, the balance owed to shareholders amounted to $74,806. As of July 31, 2008, the entire balance was repaid to the shareholders.

Note 6.   Deferred Revenue

The Company recognizes as deferred revenue, payments received before all relevant criteria for revenue recognition are satisfied. The Company renders maintenance services which often extend over a period of more than one year and the revenue pertaining to the period after one year is presented as long term liability. As of January 31, 2008, the current portion of deferred revenue amounted to $94,432 and the long term portion amounted to $537,324. As of July 31, 2008, the current portion of deferred revenue amounted to $55,977 and the long term portion amounted to $542,627.

Note 7.  Shares to be Issued

During the year ended January 31, 2007, the Company entered into an agreement with an investor relations firm to provide services for a period of two years. The fees for the services were determined to be $37,500 per month or 1,500,000 shares. The Company agreed to issue the investor relations firm 18,000,000 shares as its fee for the year, pursuant to the agreement. As of July 31, 2008 and January 31, 2008, the shares were not issued and are recorded as shares to be issued on the accompanying balance sheet. These shares were valued at the fair market value of $990,000 pursuant to EITF 96-18.

Note 8.   Stockholders Deficit

During the six month period ended July 31, 2008, the Company issued 4,700,000 shares to an independent outside contractor. These shares were valued at the fair market value of $188,000, pursuant to EITF 96-18.

During the six month period ended July 31, 2008, the Company raised $370,626 cash, net of finders' fee, by issuing 24,813,146 shares. The shares were issued out of the escrow account maintained by the investor relations firm.

Note 9. Stock Options

During the year ended January 31, 2008, the Company granted ten million options each to the CEO and President as part of the Equity Compensation Plan. The options have an exercise price of $0.05 and will expire on January 11, 2018. The options vest over a five year period at the rate of 2 million options at the end of each year. The options were valued at $1,380,000 on the date of grant pursuant to the black scholes option pricing model. The expense for the options is being recorded pursuant to SFAS 123R. During the six month period ended July 31, 2008, the Company recorded expense of $138,000.



The following assumptions have been used:
  Risk-free interest rate         2.12% - 4.13%
  Expected life of the options    2-10 year
  Expected volatility             305%
  Expected dividend yield         0%

A summary of the status of the plan is presented below:
                                                     Aggregate
                                         Weighted    Intrinsic
                             Total         Price       Value
                            -------     ----------   ----------
Outstanding,
  January 31, 2008        30,000,000       $0.06           -

Granted                            -          -            -
Cancelled                          -          -            -
Exercised                          -          -            -
                          ----------      ------       -------
Outstanding,
  July 31, 2008           30,000,000       $0.06           -
                          ==========      ======       =======

Options outstanding at July 31, 2008 and related weighted average price and intrinsic value are as follows:

                     Weighted   Total
           Total     Average  Weighted               Weighted
          Options   Remaining  Average               Average    Aggregate
Exercise    Out-       Life   Exercise  Options      Exercise   Intrinsic
 Prices   standing   (Years)    Price   Exercisable   Price       Value
--------  --------  ---------  ------   -----------  ------     ---------

$0.05-
  0.10   30,000,000    7.84     $0.06    16,000,000   $0.06        --

Note 13.  Commitments and Contingencies

At January 31, 2008 there were no material commitments or contingencies. The Company leases office spare in the United Kingdom on a three year lease. This lease is accounted for as an operating lease. Rental expense for this leases consisted of approximately $5,209 and $10,418 for the three and six month periods ended July 31, 2008. The rent commitment for the next five years ended July 31 is as follows:

            2009 $ 6,682
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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the six month periods ended July 31, 2008 and 2007 should be read in conjunction with the selected consolidated financial data, the financial statements and the notes to those statements that are included elsewhere in this Current Report on Form 10-Q ("Form 10-Q"). Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-Q. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

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

Foreign currency transactions and comprehensive income (loss)

As of July 31, 2008, the accounts of Propalms Limited were maintained, and its financial statements were expressed, in Great Britain Pound (GBP). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the GBP as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity.

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

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using straight line method over the estimated useful lives of the assets, which is four years. Depreciation expense was $4,798 and $2,635 for the six month periods ended July 31, 2008 and 2007, respectively. Depreciation expense was $2,165 and $1,642 for the three month periods ended July 31, 2008 and 2007, respectively

The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98- , "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company capitalizes costs of materials, consultants, and payroll and payroll related costs for employees incurred in developing internal use computer software. These costs are included with "Computer equipment and software." Costs incurred during the preliminary project and post implementation stages are charged to general and administrative expense.

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

Basic and Diluted Earnings Per Share

Earnings per share are calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings or loss per share were $0.00 and $0.00 for the three month periods ended July 31, 2008 and 2007 respectively. Basic and diluted earnings or loss per share were $0.00 and $0.00 for the six month periods ended July 31, 2008 and 2007 respectively.

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

Comparison of Three Month Periods Ended July 31, 2008 and 2007.

The following table sets forth the results of our operations for the periods indicated:


                                                       2008             2007
                                                     ---------        ---------

NET REVENUES                                         $ 278,336        $ 294,292

COST OF SALES                                          158,665          180,442

GROSS PROFIT                                           119,671          113,850

OPERATING EXPENSES:
     Research and development                           64,165           30,150
     Sales and marketing                               144,755          104,427
     General and administrative                        393,753          226,406
        Total Operating Expenses                       602,673          360,983

LOSS FROM OPERATIONS                                  (483,003)        (247,133)

OTHER INCOME (EXPENSE):
     Foreign currency translation                       (1,042)          (1,272)
     Interest expense                                  (23,900)         (21,825)
        Total Other Expenses                           (24,942)         (23,097)

NET LOSS                                              (507,945)        (270,230)

OTHER COMPREHENSIVE ITEM:

    Foreign currency translation                       (48,349)            --

COMPREHENSIVE LOSS                                   $(556,294)       $ 270,230


Net Revenues. For the three month period ended July 31, 2008, our net revenues decreased approximately 5% from $292,292 to $278,336 relative to the same period ended July 31, 2007. The Company is continuing to develop its international sales and marketing activities as well continuing its product enhancements and modifications. It is anticipated that sales will develop in the short term as a result of these activities.

Cost of Sales. Cost of sales decreased 12% from $180,442 for the three month period ended July 31, 2007, to $158,665 for the three month period ended July 31, 2008. The decrease was due to better cost control.

Gross Profit. Gross profit increased approximately 5% from $113,850 for the three month period ended July 31, 2007 to $119,671 for the three month period ended July 31, 2008. This increase in gross profit was primarily due to the decrease in the cost of sales during the period.

Operating Expenses. For the three month period ended July 31, 2008, overall operating expenses increased approximately 67% from $360,983 to $602,673 relative to the three month period ended July 31, 2007. This increase was mainly due to the following:

Research and Development. Research and development expenses increased approximately 113% from $30,150 for the three month period ended July 31, 2007 to $64,165 for the same period in 2008. This increase was related to an increase in the software enhancement and modification activities during the period.

Sales and Marketing Expenses. Sales and Marketing expenses increased approximately 39% from $100,427 for the three month period ended July 31, 2007 to $144,755 for the same period in 2008. This increase was related to an increase in efforts to develop international sales for the period.

General and Administrative Expenses. General and administrative expenses were $226,406 for the three month period ended July 31, 2007, as compared to $393,753 for the three month period ended July 31, 2008, an increase of 74%. This increase is due to increase in operations of the Company.

Net Loss. Net loss increased approximately 88% from a net loss of $270,230 for the three month period ended July 31, 2007 to a net loss of $507,945 for the three month period ended July 31, 2008.






Comparison of Six Month Periods Ended July 31, 2008 and 2007.

The following table sets forth the results of our operations for the periods indicated:


                                                     2008              2007
                                                  -----------       -----------

NET REVENUES                                      $   513,382       $   550,811

COST OF SALES                                         338,884           341,024

GROSS PROFIT                                          174,498           209,787

OPERATING EXPENSES:
     Research and development                         124,424            59,485

     Sales and marketing                              259,860           148,269
     General and administrative                     1,047,048           381,896
        Total Operating Expenses                    1,431,332           589,650

LOSS FROM OPERATIONS                               (1,256,834)         (379,863)

OTHER INCOME (EXPENSE):

     Foreign currency translation                      (1,587)              497
     Interest expense                                 (45,224)          (42,878)
        Total Other Expenses                          (46,812)          (42,381)

NET LOSS                                           (1,303,645)         (422,244)

OTHER COMPREHENSIVE ITEM:

    Foreign currency translation                      (34,156)             --

NET COMPREHENSIVE INCOME                          $(1,337,801)      $  (422,244)

Net Revenues. For the six month period ended July 31, 2008, our net revenues decreased approximately 7% from $550,811 to $513,382 relative to the same period ended July 31, 2007. The Company is continuing to develop its international sales and marketing activities as well continuing its product enhancements and modifications. It is anticipated that sales will develop in the short term as a result of these activities.

Cost of Sales. Cost of sales decreased 1% from $341,024 for the six month period ended July 31, 2007, to $338,884 for the six month period ended July 31, 2008. The decrease was due to better cost control.

Gross Profit. Gross profit decreased approximately 17% from $209,787 for the six month period ended July 31, 2007 to $174,498 for the six month period ended July 31, 2008. This decrease in gross profit was primarily due to the decrease in the cost of sales during the period.

Operating Expenses. For the six month period ended July 31, 2008, overall operating expenses increased approximately 143% from $589,650 to $1,431,332 relative to the six month period ended July 31, 2007. This increase was mainly due to the following:

Research and Development. Research and development expenses increased approximately 109% from $59,485 for the six month period ended July 31, 2007 to $124,424 for the same period in 2008. This increase was related to an increase in the software enhancement and modification activities during the period.

Sales and Marketing Expenses. Sales and Marketing expenses increased approximately 75% from $148,269 for the six month period ended July 31, 2007 to $259,860 for the same period in 2008. This increase was related to an increase in efforts to develop international sales for the period.

General and Administrative Expenses. General and administrative expenses were $381,896 for the six month period ended July 31, 2007, as compared to $1,047,048 for the six month period ended July 31, 2008, an increase of 174%. This increase is due to increase in operations of the Company.

Net Loss. Net loss increased approximately 209% from a net loss of $422,244 for the six month period ended July 31, 2007 to a net loss of $1,303,645 for the six month period ended July 31, 2008.


Liquidity and Capital Resources

At July 31, 2008, we had cash on hand of $ 20,017 and a working capital deficit of 2,328,840. However, the most significant short term liability continues to be $990,000 as a result of investor relation activities that will be satisfied in full with an equity issuance. At July 31, 2008, we had loans payable to various unrelated parties amounting to $ 899,749.

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

Cash Flows

Six month period Ended July 31, 2008 and 2007

Net cash flow used in operating activities was $244,933 for the six month period ended July 31, 2008 and net cash used in operations was $304,998 for the six month period ended July 31, 2007. For the six month period ended July 31, 2008, decrease in cash flows provided by operating activities was mainly attributable to an increase in net loss.

The Company incurred cash outflows of $5,202 in investing activities during the six month period ended July 31, 2008, as compared to $47,201 used in investing activities for the same period in 2007 for the purchase of property & equipment.

We raised a loan of $11,370 from unrelated parties and paid off $74,381 to related parties during the six month period ended July 31, 2008. For the same period in 2007, we raised $185,673 from unrelated parties and $4,931 from related parties. We also raised $370,626 through our investor relation firm by selling shares for cash during the six month period ended July 31, 2008. For the same period in 2007, we raised $0 from issuance of shares for cash.

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

ITEM 3.   Controls and Procedures

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

There have been no significant changes in internal controls over financial reporting (as defined in Rule 13a-15(f)) during the six months ended July 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Pursuant to its Private Placement Memorandum dated January 1, 2007, Ivest Group, LLC ("Ivest") signed a subscription agreement dated January 10, 2007. Pursuant to the terms of the subscription agreement a total of 39,750,000 common shares were reserved for purchase by Ivest. From that date to November 1, 2007, Ivest purchased a total of 21,343,441 of the optioned shares. The agreement has been terminated and the remaining 18,573,226 reserved shares have been transferred to reserves for purchase by MJMM.

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


Date: September 22, 2008

                                            /s/  Owen Dukes
                                            -----------------------------------
                                                 Owen Dukes, CEO


                                            /s/  Robert Zysblat
                                            -----------------------------------
                                                 Robert Zysblat, CFO