Form 10QSB/A
period 2008-04-30
Propalms, Inc.
filed 2008-09-23
CIK 1421100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                     No. 2

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

                                  PROPALMS INC.

                          QUARTER ENDED APRIL 30, 2008

                                      INDEX


PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements                                     3

Consolidated Balance Sheet as of April 30, 2008 (unaudited).                  3

Consolidated Statements of Operations for the three months ended
April 30, 2008 and 2007 (unaudited).                                          4

Consolidated Statements of Cash Flows for the three months ended
April 30, 2008 and 2007 (unaudited).                                          5

Notes to Financial Statements.                                                6

ITEM 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations and Risk Factors.                                   16

ITEM 3. Controls and Procedures.                                              27

PART II. OTHER INFORMATION                                                    27

ITEM 1. Legal Proceedings                                                     27

ITEM 2. Changes in Securities                                                 27

ITEM 3. Defaults upon Senior Securities                                       28

ITEM 4. Submission of Matters to a Vote of Security Holders                   28

ITEM 5. Other Information                                                     28

ITEM 6. Exhibits and Reports on Form 8-K                                      28

                                       2


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

A summary of the status of the plan is presented below:
                                                     Aggregate
                                         Weighted    Intrinsic
                             Total         Price       Value
                            -------     ----------   ----------
Outstanding,
  January 31, 2008        30,000,000       $0.06           -

Granted                            -          -            -
Cancelled                          -          -            -
Exercised                          -          -            -
                          ----------      ------       -------
Outstanding,
  April 30, 2008        30,000,000       $0.06           -
                          ==========      ======       =======


Options outstanding at April 30, 2008 and related weighted average price and intrinsic value are as follows:

                    Weighted    Total
            Total    Average   Weighted               Weighted
           Options  Remaining  Average                Average    Aggregate
Exercise    Out-      Life     Exercise  Options      Exercise   Intrinsic
 Prices   standing  (Years)     Price    Exercisable    Price      Value
--------  --------  -------     -----    -----------    -----      -----
$0.05-
  0.10   30,000,000  8.09       $0.06    18,000,000     $0.06       --

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

Overview

Propalms, Inc. (the "Company"), formerly Jenna Lane, Inc. (Jenna Lane), was incorporated in 1995 under the laws of the State of Delaware.

Propalms, Ltd was a UK registered company incorporated in October 2001 with a fiscal year end of January 31. On July12, 2005 Propalms, Ltd purchased from Tarantella, Inc. a license and purchase option agreement for the world wide intellectual property rights, including the entire customer base and all the ongoing maintenance revenue, of a software product called Terminal Services Edition ("TSE"). Jenna Lane is a Nevada Corporation, incorporated in 1995. Jenna Lane was a non-operating company. On December 8, 2006, shareholders of Propalms, Ltd purchased 13,750,000 shares of Jenna Lane. On December 9, 2006, Jenna Lane entered into an agreement with all the shareholders of Propalms, Ltd to exchange 230,000,000 shares of Jenna Lane for all the issued and outstanding stock of Propalms, Ltd. After the consummation of the agreement, the former shareholders of Propalms, Ltd. own 243,750,000 shares of common stock of Jenna Lane, which represent 89.35% of Jenna Lane's outstanding shares.

The exchange of shares with Propalms, Ltd. has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of the Propalms, Ltd. obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of Propalms, Ltd, with Propalms, Ltd being treated as the continuing entity. The historical financial statements presented are those of Propalms, Ltd. The continuing company has retained January 31 as its fiscal year end. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted

The consolidated financial statements include the accounts of Propalms, Inc. and its wholly owned subsidiary, Propalms, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Jenna Lane moved from Delaware to be incorporated in Nevada.

Propalms, Inc., through Propalms, Ltd., develops TSE which offers users a management product for the Microsoft server based computing (SBC) environment. TSE allows users to manage and operate all their software applications centrally on their servers rather than on each individual desktop computer. The Company markets and licenses its products through multiple channels such as value-added resellers and channel distributors.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for the Company beginning in the first quarter of 2008. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2--Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Adoption of SFAS No. 157 did not affect the Company consolidated financial condition, results of operations or cash flows.

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

Cost of Sales. Cost of sales increased 12% from $160,582 for the three month period ended April 30, 2007, to $180,218 for the three month period ended April 30, 2008. The increase was due to the decrease in net revenue.

Gross Profit. Gross profit decreased approximately 43% from $95,937 for the three month period ended April 30, 2007 to $54,827 for the three month period ended April 30, 2008. This decrease in gross profit was primarily due to the increase in the cost of sales during the period.

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

General and Administrative Expenses. General and administrative expenses were $155,490 for the three month period ended April 30, 2007, as compared to $569,109 for the three month period ended April 30, 2008, an increase of 266%. This increase is due to increase in operations of the Company and the professional fees incurred as a public Company.

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