Form 10QSB/A
period 2008-07-31
Propalms, Inc.
filed 2008-09-24
CIK 1421100

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

The components of intangible assets at July 31, 2008 are summarized as follows:

                                         July 31         Est. Life
                                         -------        -----------
 Developed Software Technology          $ 672,639         5 years

 Customer Relationships                   449,910        10 years

 Software Development Costs               221,420         2 years
 Less: Accumulated Amortization          (679,642)
                                        ---------
 Net intangible assets                  $ 664,327
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
                          ==========      ======       =======

Options outstanding at July 31, 2008 and related weighted average price and intrinsic value are as follows:

                  Weighted     Total
          Total    Average    Weighted              Weighted
         Options  Remaining    Average              Average      Aggregate
Exercise   Out-      Life     Exercise   Options    Exercise     Intrinsic
 Prices  standing  (Years)     Price    Exercisable   Price       Value
-------  --------  -------     -----    -----------   -----       -----
$0.05-
 0.10   30,000,000  7.84       $0.06    16,000,000    $0.06         --


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

Overview

Propalms, Inc. (the "Company"), formerly Jenna Lane, Inc. (Jenna Lane), was incorporated in 1995 under the laws of the State of Delaware.

Propalms, Ltd was a UK registered company incorporated in October 2001 with a fiscal year end of January 31. On July12, 2005 Propalms, Ltd purchased from Tarantella, Inc. a license and purchase option agreement for the world wide intellectual property rights, including the entire customer base and all the ongoing maintenance revenue, of a software product called Terminal Services Edition ("TSE"). Jenna Lane is a Nevada Corporation, incorporated in 1995. Jenna Lane was a non-operating company. On December 8, 2006, shareholders of Propalms, Ltd purchased 13,750,000 shares of Jenna Lane. On December 9, 2006, Jenna Lane entered into an agreement with all the shareholders of Propalms, Ltd to exchange 230,000,000 shares of Jenna Lane for all the issued and outstanding stock of Propalms, Ltd. After the consummation of the agreement, the former shareholders of Propalms, Ltd. own 243,750,000 shares of common stock of Jenna Lane, which represent 89.35% of Jenna Lane's outstanding shares. Jenna Lane moved from Delaware to be incorporated in Nevada.


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

Propalms, Inc on May 12, 2008 in an all cash transaction, completed its acquisition of the source code and the customer lists of a Virtual Private Network ( VPN) solution from an Indian company called vFortress. The addition of VPN capability to the Company product offerings should support additional revenue generation.



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

Principles of Consolidation

The consolidated financial statements include the accounts of Propalms, Inc. and its wholly owned subsidiary Propalms, Ltd collectively referred to within as the Company. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using straight line method over the estimated useful lives of the assets, which is four years. Depreciation expense was $4,798 and $2,635 for the six month periods ended July 31, 2008 and 2007, respectively. Depreciation expense was $2,165 and $1,642 for the three month periods ended July 31, 2008 and 2007, respectively.

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

Cost of Sales. Cost of sales decreased 12% from $180,442 for the three month period ended July 31, 2007, to $158,665 for the three month period ended July 31, 2008. The decrease was due to decrease in Net Revenue for the three month period July 31, 2008.

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

General and Administrative Expenses. General and administrative expenses were $226,406 for the three month period ended July 31, 2007, as compared to $393,753 for the three month period ended July 31, 2008, an increase of 74%. This increase is due to increase in operations of the Company. New employees were added in the sales, customer relations and marketing, and the Company moved premises and invested in a more robust technology infrastructure . The Company has also increased its expenses in its professional fees and its effort to uplist to the OTCBB.


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

Cost of Sales. Cost of sales decreased 1% from $341,024 for the six month period ended July 31, 2007, to $338,884 for the six month period ended July 31, 2008. The decrease was due to the decrease in the net revenue during the period.


Gross Profit. Gross profit decreased approximately 17% from $209,787 for the six month period ended July 31, 2007 to $174,498 for the six month period ended July 31, 2008. This decrease in gross profit was primarily due to the decrease in the net revenue during the period.

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

General and Administrative Expenses. General and administrative expenses were $381,896 for the six month period ended July 31, 2007, as compared to $1,047,048 for the six month period ended July 31, 2008, an increase of 174%. This increase is due to increase in operations of the Company. New employees were added in the sales, customer relations and marketing, and the Company moved premises and invested in a more robust technology infrastructure . The Company has also increased its expenses in its professional fees and its effort to uplist to the OTCBB.


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

Propalms, Inc on May 12, 2008 in an all cash transaction, completed its acquisition of the source code and the customer lists of a Virtual Private Network ( VPN) solution from an Indian company called vFortress. The cash consideration was $55,000 with additional investment cost in modifications to the software of $25,000.


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