Form 10-Q
period 2008-10-31
Propalms, Inc.
filed 2008-12-15
CIK 1421100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) Of The Securities Exchange Act of 1934

                 For the Quarterly Period ended October 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 488,937,924 shares of $0.001 par value common stock outstanding as of November 10, 2008.

                              PROPALMS INC.

                     QUARTER ENDED OCTOBER 31, 2008

                                 INDEX


PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements                                      4

Consolidated Balance Sheets as of October 31, 2008 (unaudited)and
January 31, 2008                                                               4

Consolidated Statements of Operations for the three months
and nine month periods ended October 31, 2008 and 2007 (unaudited)             5

Consolidated Statements of Cash Flows for the three months
and nine month periods ended October 31, 2008 and 2007 (unaudited)             6

Notes to Financial Statements (unaudited).                                     7

ITEM 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations and Risk Factors.                                   20

ITEM 3. Controls and Procedures.                                              32

PART II. OTHER INFORMATION                                                    32

ITEM 1. Legal Proceedings                                                     32

ITEM 2. Changes in Securities                                                 32

ITEM 3. Defaults upon Senior Securities                                       33

ITEM 4. Submission of Matters to a Vote of Security Holders                   33

ITEM 5. Other Information                                                     33

ITEM 6. Exhibits and Reports on Form 8-K                                      33

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



PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements



                                           PROPLAMS INC.
                                    CONSOLIDATED BALANCE SHEETS



                                                                          As at          As at
                                                                       October 31,    January 31,
                                                                           2008          2008
                                                                       (Unaudited)     (Audited)
                                                                       -----------    -----------

                                              ASSETS


CURRENT ASSETS
    Cash & cash equivalents                                            $     8,691    $    25,107
    Accounts receivable, net                                               111,686         91,622
    Prepaid expenses & other current assets                                 29,417         70,734
                                                                       -----------    -----------
       Total current assets                                                149,795        187,463


PROPERTY, PLANT & EQUIPMENT, net                                            16,866         22,223
INTANGIBLE ASSETS, net                                                     510,901        792,971
                                                                       -----------    -----------
       TOTAL ASSETS                                                    $   677,562    $ 1,002,657
                                                                       ===========    ===========


                               LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
    Accounts payable and accrued expenses                              $   881,271    $   457,314
    Deferred revenue                                                       455,189         94,432
    Loans from shareholders                                                   --           74,806
    Notes payable                                                          801,232        801,232
    Shares to be issued                                                       --          990,000
                                                                       -----------    -----------
       Total current liabilities                                         2,137,693      2,417,784


LONG TERM LIABILITIES
    Notes payable                                                           72,262        105,882
    Deferred revenue                                                        57,522        537,324
                                                                       -----------    -----------
       Total long term liabilities                                         129,785        643,206
                                                                       -----------    -----------
       TOTAL LIABILITIES                                                 2,267,477      3,060,990
                                                                       -----------    -----------


COMMITMENTS & CONTINGENCIES


STOCKHOLDERS' DEFICIT
    Common stock, $0.0001 par value; Authorized shares 500,000,000,
      488,937,924 and 438,237,924 shares issued as of October 31 and
      January 31, 2008, respectively and 435,212,094 and 328,335,385 shares outstanding as of October 31 and January 3143,521,
      respective                                                            43,521         32,835
    Additional paid-in capital                                           5,598,085      3,480,985
    Shares to be issued  stock options                                      20,000
    Prepaid consulting                                                    (200,500)      (703,500)
    Comprehensive gain                                                     193,311         16,901
    Accumulated deficit                                                 (7,244,333)    (4,885,554)
                                                                       -----------    -----------
       Total stockholders' deficit                                      (1,589,915)    (2,058,333)
                                                                       -----------    -----------

       TOTAL LIABILITIES & STOCKHOLDER'S DEFICIT                       $   677,562    $ 1,002,657
                                                                       ===========    ===========


                          The accompanying notes are an integral part of
                         these unaudited consolidated financial statements





                                                    PROPALMS INC
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)



                                                         Three month                       Nine month
                                                  periods ended October, 31         periods ended October, 31
                                                    2008             2007             2008             2007
                                                -------------    -------------    -------------    -------------
Revenue, net                                    $     185,357    $     286,729    $     698,739    $     837,540
Cost of Goods Sold                                     94,815          167,942          363,900          508,966
                                                -------------    -------------    -------------    -------------
     Gross profit                                      90,542          118,787          334,839          328,574
                                                -------------    -------------    -------------    -------------

Operating Expenses:
     Research & Development                           143,017           30,150          300,400           89,365
     Sales & Marketing                                367,091           54,055          725,802          202,324
     General and administrative expenses              601,084          152,495        1,607,549          534,661
                                                -------------    -------------    -------------    -------------
             Total operating expenses               1,111,193          236,700        2,633,752          826,350
                                                -------------    -------------    -------------    -------------


Loss From Operations                               (1,020,651)        (117,913)      (2,298,913)        (497,776)
                                                -------------    -------------    -------------    -------------

Other Income (Expense):
    Foreign currency                                     (113)            --             (1,700)            --
    Interest income (expense)                         (34,390)         (22,681)         (58,185)         (65,559)
                                                -------------    -------------    -------------    -------------
             Total other expenses                     (34,504)         (22,681)         (59,886)         (65,559)
                                                -------------    -------------    -------------    -------------

Net Loss                                           (1,055,155)        (140,594)      (2,358,799)        (563,335)


Other comprehensive item
   Foreign currency translation                       196,194             (709)         176,410             (212)
                                                -------------    -------------    -------------    -------------

Net comprehensive Loss                          $    (858,961)   $    (141,303)   $  (2,182,389)   $    (563,547)
                                                =============    =============    =============    =============

Basic & diluted loss per share                  $       (0.00)   $       (0.00)   $       (0.01)   $       (0.00)
                                                =============    =============    =============    =============

Weighted average shares for computing basic &
diluted loss per share                            392,547,135      363,097,240      357,576,284      327,882,117
                                                =============    =============    =============    =============


                                  The accompanying notes are an integral part of
                                these unaudited consolidated financial statements

                                                         5



                                        PROPALMS INC
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE NINE MONTH PERIODS ENDED OCTOBER 31, 2008 AND 2007
                                         (UNAUDITED)



                                                                 2008              2007
                                                              -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $(2,358,799)      $  (563,335)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
     Depreciation and amortization                                176,557           186,545
     Issuance of shares for service                               188,000         1,141,813
     Amortization of prepaid consulting                           603,000              --
     Options expense                                              207,000              --
     Settlement of compensation in shares                         207,000              --
     (Increase) decrease in current assets:
            Receivables                                           (42,918)         (112,812)
            Prepayments                                            32,298          (900,782)
     Increase in current liabilities:
            Accounts payable and accrued expense                  416,791          (251,392)
            Deferred income                                       (12,189)           45,456
                                                              -----------       -----------

             Net cash used in operating activit                  (583,261)         (454,507)
                                                              -----------       -----------


CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property & equipment                           (5,044)          (47,201)
                                                              -----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                    7,772           228,044
     (Payments on)/proceeds from notes payable - officer          (72,119)            4,595
     Proceeds from shares to be issued for option exercised        20,000              --
     Proceeds from issuance of shares for cash                    435,626           282,998
                                                              -----------       -----------

             Net cash provided by  financing activties            391,280           515,637
                                                              -----------       -----------


Effect of exchange rate on cash & cash equivalent                 180,608              (212)

NET INCREASE/ (DECREASE) IN CASH & CASH EQUIVALETS                (16,416)           13,717

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                         25,107           141,000

                                                              -----------       -----------

CASH & CASH EQUIVALENTS, ENDING BALANCE                       $     8,691       $   154,717
                                                              ===========       ===========



Supplementary Information:
 Cash paid during the year for:
     Interest                                                 $    25,695       $    38,370
                                                              ===========       ===========

     Income taxes                                             $      --         $      --
                                                              ===========       ===========


                       The accompanying notes are an integral part of
                      these unaudited consolidated financial statements

                                              6

                                  PROPALMS, INC
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

In October 2008 Propalms, Inc. received from FINRA clearance to begin quotations on the OTC Bulletin Board, and its ticker symbol changed to PRPM.OB

                                  PROPALMS, INC
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

The accompanying unaudited consolidated financial statements have been prepared by Propalms, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB. The results of the nix month period ended October 31, 2008 are not necessarily indicative of the results to be expected for the full year ending January 31, 2009.

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

Foreign currency transactions and comprehensive income (loss)

As of October 31, 2008, the accounts of Propalms, Ltd were maintained, and its financial statements were expressed, in Great Britain Pound (GBP). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the GBP as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity.

                                  PROPALMS, INC
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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


Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using straight line method over the estimated useful lives of the assets, which is four years. Depreciation expense was $6,836 and $3,639 for the nine month periods ended October 31, 2008 and 2007, respectively.

The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98- , "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

                                  PROPALMS, INC
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

                                  PROPALMS, INC
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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


Basic and Diluted Earnings Per Share

Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based

                                  PROPALMS, INC
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings or loss per share were $0.00 and $0.00 for the three month periods ended 31,October 2008 and 2007 respectively. Basic and diluted earnings or loss per share were $0.01 and $0.00 for the nine month periods ended October 31, 2008 and 2007 respectively.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the nine month periods ended October 31, 2008 and 2007,the Company incurred net losses of $2,358,799 and $563,335, respectively. In addition, the Company had negative cash flow in operating activities amounting to $583,261 and $454,507, respectively for the periods then ended. The Company's accumulated deficit was $7,244,333 as of October 31, 2008. If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included, but were not limited to: 1) focus on sales to minimize the capital need at this stage; 2) financial restructuring by changing part of the outstanding accounts payable to equity; 3) raising equity financing; 4) continuous focus on reductions in cost where possible.

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes guidelines for

                                  PROPALMS, INC
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

                                  PROPALMS, INC
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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


Note 3.   Intangible Assets

Intangible assets consist of acquired developed software technology, acquired customer relationship, capitalized software development costs.

The components of intangible assets at October 31, 2008 and January 31, 2008 are summarized as follows:

                                  October 31    January 31   Est. Life
                                  --------      ----------   ---------
 Developed Software Technology    $ 631,830      $675,866     5 years

 Customer Relationships             374,376        452,068    10 years

 Software Development Costs         112,128        222,482     2 years
 Less: Accumulated Amortization    (607,433)      (557,445)
                                   ---------     ----------
 Net intangible assets            $ 510,901       $792,971
                                   =========     ==========

                                  PROPALMS, INC
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The developed software technology and software development costs are being amortized to cost of revenues. The value of the customer relationships is being amortized to Sales and Marketing expense. The amortization for the three and nine month periods ended October 31, 2008 amounted to $42,603 and $169,721, respectively. The amortization for the three and nine month periods ended October 31, 2007 amounted to $45,215 and $182,906 respectively.

The amortization schedule for the next five years ending October 31, is as follows:

                                             2009     $127,108
                                             2010      127,108
                                             2011      119,864
                                             2012       37,483
                                             2013       37,483
                                                      --------
                                                      $449,046
                                                      ========

Note 4. Accounts payable & accrued expenses

The accounts payable and accrued expenses as of October 31, 2008 and January 31, 2008 comprised of the following:

                                              October 31      January 31
Trade creditors                               $ 224,961        $ 283,009
Accrued expenses                                140,505          174,305
Accrued payroll taxes                            82,405             --
Accrued payroll                                 433,400             --
                                              ---------        ---------
      Total                                     881,271          457,314
                                              =========        ==========

Note 5.   Debt

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

                                  PROPALMS, INC
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


On July 10, 2006 the Company received working capital loan financing from HSBC Plc. Interest is charged on a monthly basis and repayments of principal and interest are made monthly. The total principal outstanding at January 31, 2008 was $147,114. The loan is repayable over a ten year period beginning three months from July 2006 in fixed monthly installments of $3,436 per month inclusive of interest. $41,232 of the balance is presented as a current liability and $72,262 is presented as a long term liability in the accompanying financial statements. Interest is at 2.2% margin over the bank's base rate.

The maturity schedule of the loan over the next five years ending October 31 is as follows:

   2009                41,232
   2010                41,232
   2011                31,030

Note 6.   Loans from Shareholders

As part of the Company's July 2005 reorganization and recapitalization discussed in Note 1, the Company's CEO and CFO each loaned to Propalms, Ltd. $53,205 as a down payment on the TSE acquisition price. These notes are unsecured, non-interest-bearing and due on demand or upon certain events that would effect a change in control of the Company. Further advances were made to the Company during the year ended January 31, 2007. As of January 31, 2008, the balance owed to shareholders amounted to $74,806. As of October 31, 2008, the entire balance had been repaid to the shareholders.

Note 7.   Deferred Revenue

The Company recognizes as deferred revenue, payments received before all relevant criteria for revenue recognition are satisfied. The Company renders maintenance services which often extend over a period of more than one year and the revenue pertaining to the period after one year is presented as long term liability. As of January 31, 2008, the current portion of deferred revenue amounted to $94,432 and the long term portion amounted to $537,324. As of October 31, 2008, the current portion of deferred revenue amounted to $455,189 and the long term portion amounted to $57,522.

Note 8.  Shares to be Issued

During the year ended January 31, 2007, the Company entered into an agreement with an investor relations firm to provide services for a period of two years. The fees for the services were determined to be $37,500 per month or 1,500,000 shares. The Company agreed to issue the investor relations firm 18,000,000 shares as its fee for the year, pursuant to the agreement. As of January 31, 2008, they were recorded as shares to be issued. The shares were issued during the nine month period ended October 31, 2008. These shares were valued at the fair market value of $990,000 pursuant to EITF 96-18.

                                  PROPALMS, INC
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


During the nine month period ended October 31, 2008, 500,000 options @0.07 were exercised. The Company received $20,000 of the amount due before October 31, 2008 and the balance amount was received in November 2008. The shares were not issued as of October 31, 2008 and the amount is reflected as shares to be issued in the accompanying financials.

Note 9.   Stockholders Deficit

During the nine month period ended October 31, 2008, the Company issued 4,700,000 shares to an independent outside contractor. These shares were valued at the fair market value of $188,000, pursuant to EITF 96-18.

During the nine month period ended October 31, 2008, the Company raised $435,626 cash, net of finders' fee, by issuing 33,176,709 shares. The shares were issued out of the escrow account maintained by the investor relations firm.

The company issued 46,000,000 shares during the nine month period ended October 31, 2008 for the part payment of accrued compensation of the President & CEO of the Company. These shares were valued at the fair market value of $207,000, pursuant to EITF 96-18.

The Company agreed to issue the investor relations firm 18,000,000 shares as its fee for the year ended January 31, 2007, pursuant to the agreement. As of January 31, 2008, they were recorded as shares to be issued. The shares were issued during the nine month period ended October 31, 2008. These shares were valued at the fair market value of $990,000 pursuant to EITF 96-18.

The Company agreed to issue the investor relations firm 5,000,000 shares as prepaid fee for the period ended January 31, 2009 to May 31, 2009, pursuant to the agreement. As of October 31, 2008, they were recorded as prepaid consulting. These shares were valued at the fair market value of $100,000 pursuant to EITF 96-18.


Note 10. Stock Options

During the year ended January 31, 2008, the Company granted ten million options each to the CEO and President as part of the Equity Compensation Plan. The options have an exercise price of $0.05 and will expire on January 11, 2018. The options vest over a five year period at the rate of 2 million options at the end of each year. The options were valued at $1,380,000 on the date of grant pursuant to the black scholes option pricing model. The expense for the options is being recorded pursuant to SFAS 123R. During the nine month period ended October 31, 2008, the Company recorded expense of $207,000.

The following assumptions have been used:

  Risk-free interest rate         2.12% - 4.13%
  Expected life of the options    2-10 year

                                  PROPALMS, INC
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


  Expected volatility             305%
  Expected dividend yield         0%

A summary of the status of the plan is presented below:
                                                     Aggregate
                                         Weighted    Intrinsic
                             Total         Price       Value
                            -------     ----------   ----------
Outstanding,
  January 31, 2008        30,000,000       $0.06           -

Granted                            -          -            -
Cancelled                          -          -            -
Exercised                    500,000          -            -
                          ----------      ------       -------
Outstanding,
  October 31, 2008        29,500,000       $0.06           -
                          ==========      ======       =======

During the nine month period ended October 31, 2008, 500,000 options were exercised @0.07 per share. The Company received $20,000 of the amount due before October 31, 2008 and the balance amount was received in November 2008. The shares were not issued as of October 31, 2008 and the amount is reflected as shares to be issued in the accompanying financials.

Options outstanding at October 31, 2008 and related weighted average price and intrinsic value are as follows:

                  Weighted     Total
          Total    Average    Weighted              Weighted
         Options  Remaining    Average              Average      Aggregate
Exercise   Out-      Life     Exercise   Options    Exercise     Intrinsic
 Prices  standing  (Years)     Price    Exercisable   Price       Value
-------  --------  -------     -----    -----------   -----       -----
$0.05-
 0.10   29,500,000  7.70       $0.06    15,500,000    $0.06         --


Note 11. Related Party transactions

The Company has executive agreements with each of the President and the CEO of the Company for an annual salary of $65,000 per annum. From October 27, 2008, the salary was increased to $120,000 per annum as the Company got registered on the Bulletin Board. These agreements can be cancelled when the executives reach the age of 65 years or after giving six (6) months notice.

On August 1, 2008 the Company extended the executive agreement with each of the President and the CEO for a period of three years. The purpose was to provide a commitment and long term stability to the growth of the Company.

                                  PROPALMS, INC
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


The Company agreed to pay the President and the CEO the sum of $300,000 each for this extension. The President and CEO have agreed to accept this payment in either cash or restricted stock. The company issued 46,000,000 free trading shares during the nine month period ended October 31, 2008 for the part payment of accrued compensation of the President & CEO of the Company. These shares were valued at the fair market value of $207,000, pursuant to EITF 96-18[t].


Note 12.  Commitments and Contingencies

At January 31, 2008 there were no material commitments or contingencies. The Company leases office spare in the United Kingdom on a three year lease. This lease is accounted for as an operating lease. Rental expense for this lease consisted of approximately $7,069 and $17,487 for the three and nine month periods ended October 31, 2008. The rent commitment for the next three years ended October 31 is as follows:

            2009 $ 6,682
            2010  29,850
            2011  29,850

The Company has a 2 year agreement with an investor relations firm. The agreement entails for a cash fee of $37,500 per month or one million common shares per month. Twelve million shares were issued to the firm in December 2007 and the Company has recorded a prepayment for the first year services. Another five million shares were granted to the IR form in August as a prepayment for the period January 2009 to May 2009. The agreement is through December 11, 2009.

The Company also has executive agreements with each of the President and the CEO of the Company for an annual salary of $65,000 per annum. These agreements can be cancelled when the executives reach the age of 65 years or after giving six
(6) months notice.

On August 1, 2008 the Company extended the executive agreement with each of the President and the CEO for a period of three years. The purpose was to provide a commitment and long term stability to the growth of the Company. The Company also has a commitment to increase the salary of the President & CEO to $200,000 per annum upon the Company's listing on the NASDAQ or American Stock Exchange.

The Company agreed to pay the President and the CEO the sum of $300,000 each for this extension. The President and CEO have agreed to accept this payment in either cash or restricted stock.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


Forward-Looking Statements
--------------------------

The following discussion of the financial condition and results of operation of the Company for the nine month periods ended October 31, 2008 and 2007 should be read in conjunction with the selected consolidated financial data, the financial statements and the notes to those statements that are included elsewhere in this Current Report on Form 10-Q ("Form 10-Q"). Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-Q. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.


The following  discussions of our financial conditions and results of operations
--------------------------------------------------------------------------------
contains  forward-looking  statements  within the  meaning of Section 27A of the
--------------------------------------------------------------------------------
Securities  Act of 1933 and Section 21E of the  Securities  Act of 1934.  Actual
--------------------------------------------------------------------------------
results and the timing of certain  events  could  differ  materially  from those
--------------------------------------------------------------------------------
anticipated in these forward- looking statements as a result of certain factors,
--------------------------------------------------------------------------------
including :
-----------

     o    Our history of operating  losses,  and  expectation  that those losses
          ----------------------------------------------------------------------
          will continue
          -------------

     o    That our  stock  price  has been  volatile  and you  could  lose  your
          ----------------------------------------------------------------------
          investment
          ----------


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

In October 2008 Propalms, Inc. received from FINRA clearance to begin quotations
--------------------------------------------------------------------------------
on the OTC Bulletin Board, and its ticker symbol changed to PRPM.OB
-------------------------------------------------------------------

Propalms, Inc on May 12, 2008 in an all cash transaction, completed its acquisition of the source code and the customer lists of a Virtual Private Network (VPN) solution from an Indian company called vFortress. The addition of VPN capability to the Company product offerings should support additional revenue generation.

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

Foreign currency transactions and comprehensive income (loss)

As of October 31, 2008, the accounts of Propalms, Ltd were maintained, and its financial statements were expressed, in Great Britain Pound (GBP). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the GBP as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity.

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

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using straight line method over the estimated useful lives of the assets, which is four years. Depreciation expense was $6,836 and $3,639 for the nine month periods ended October 31, 2008 and 2007, respectively.

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

Basic and Diluted Earnings Per Share

Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings or loss per share were $0.00 and $0.00 for the three month periods ended 31,October 2008 and 2007 respectively. Basic and diluted earnings or loss per share were $0.01 and $0.00 for the nine month periods ended October 31, 2008 and 2007 respectively.

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




Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the nine month periods ended October 31, 2008 and 2007,the Company incurred net losses of $2,358,799 and $563,335, respectively. In addition, the Company had negative cash flow in operating activities amounting to $583,261 and $454,507, respectively for the periods then ended. The Company's accumulated deficit was $7,244,333 as of October 31, 2008. If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps inculde, but were not limited to: 1) focus on sales to minimize the capital need at this stage; 2) financial restructuring by changing part of the outstanding accounts payable to equity; 3) raising equity financing; 4) continous focus on reductions in cost where possible.

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

Reclassifications

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.



Comparison of Three Month Periods Ended October 31, 2008 and 2007.

The following table sets forth the results of our operations for the periods indicated:


                                                  2008             2007
                                             ---------        ---------

NET REVENUES                                 $ 185,357        $ 286,729
COST OF SALES                                   94,815          167,942
    GROSS PROFIT                                90,542          118,787

OPERATING EXPENSES:
     Research and development                  143,017           30,150
     Sales and marketing                       367,091           54,055
     General and administrative                601,084          152,495
        Total Operating Expenses             1,111,193          236,700

LOSS FROM OPERATIONS                       (1,020,651)        (117,913)

OTHER INCOME (EXPENSE):
     Foreign currency translation                (113)               -
     Interest expense                         (34,390)         (22,681)
        Total Other Expenses                  (34,504)         (22,681)

NET LOSS                                   (1,055,155)        (140,594)

OTHER COMPREHENSIVE ITEM:

    Foreign currency translation             (196,194)            (709)

COMPREHENSIVE LOSS                          $(858,961)       $  141,303

Net Revenues. For the three month period ended October 31, 2008, our net revenues decreased approximately 35% from $286,729 to $185,357 relative to the same period ended October 31, 2007 in anticipation, by the customers, of launch of TSE V6.0 upgrade of the existing software. The Company is continuing to develop its international sales and marketing activities as well continuing its product enhancements and modifications.

Cost of Sales. Cost of sales decreased 44% from $167,942 for the three month period ended October 31, 2007, to $94,815 for the three month period ended October 31, 2008. The decrease was due to decrease in Net Revenue for the three month period October 31, 2008 and better cost control.

Gross Profit. Gross profit decreased approximately 24% from $118,787 for the three month period ended October 31, 2007 to $90,542 for the three month period ended October 31, 2008. This decrease in gross profit was primarily due to the decrease in the net revenues during the period.

Operating Expenses. For the three month period ended October 31, 2008, overall operating expenses increased approximately 369% from $236,700 to $1,111,193 relative to the three month period ended October 31, 2007. This increase was mainly due to the following:

Research and Development. Research and development expenses increased approximately 374% from $30,150 for the three month period ended October 31, 2007 to $143,017 for the same period in 2008. 167% of this increase equals to $50,272 was related to the stock options and employment extension bonus granted to the president and CEO (please refer to the accompanying notes # 10: stock option and notes #11 related party transaction).


Also there is an increase in the software enhancement and modification activities during the period. Also the Company is launching a new software and lot of research and development has been done for the proper working of the software. TSE V6.0 software enhancement and modification activities during the period. Also the Company is launching a new software product called VFortress and lot of research and development has been done for the proper working of the software.

Sales and Marketing Expenses. Sales and Marketing expenses increased approximately 579% from $54,055 for the three month period ended October 31, 2007 to $367,091 for the same period in 2008. Some portion of this increase was related to an increase in efforts to develop international sales for the period.

290% of this increase equals to $156,744 was related to the stock options and employment extension bonus granted to the president and CEO (please refer to the accompanying notes # 10: stock option and notes #11 related party transaction).

General and Administrative Expenses. General and administrative expenses were $152,495 for the three month period ended October 31, 2007, as compared to $601,084 for the three month period ended October 31, 2008, an increase of 294%. 114% of this increase equals to $174,552 was related to the stock options and employment extension bonus granted to the president and CEO (please refer to the accompanying notes # 10: stock option and notes # 11 related party transaction). Also there was increase due to increase in operations of the Company. New employees were added in the sales, customer relations and marketing, and the Company moved premises and invested in a more robust technology infrastructure . The Company has also increased its expenses in its professional fees and its effort to uplist to the OTCBB.


Net Loss. Net loss increased approximately 650% from a net loss of $140,594 for the three month period ended October 31, 2007 to a net loss of $1,055,155 for the three month period ended October 31, 2008.

Comparison of Nine Month Periods Ended October 31, 2008 and 2007.

The following table sets forth the results of our operations for the periods indicated:


                                                 2008              2007
                                        -------------    --------------

NET REVENUES                            $     698,739    $      837,540

COST OF SALES                                 363,900           508,966

GROSS PROFIT                                  334,839           328,574

OPERATING EXPENSES:
     Research and development                 300,400            89,365
     Sales and marketing                      725,802           202,324
     General and administrative             1,607,549           534,661
        Total Operating Expenses            2,633,752           826,350

LOSS FROM OPERATIONS                       (2,298,913)         (497,776)

OTHER INCOME (EXPENSE):

     Foreign currency translation              (1,700)             -
     Interest expense                         (58,185)          (65,559)
        Total Other Expenses                  (59,886)          (65,559)

NET LOSS                                   (2,358,799)         (563,335)

OTHER COMPREHENSIVE ITEM:

    Foreign currency translation              176,410              (212)

NET COMPREHENSIVE LOSS                  $  (2,182,389)    $    (563,547)


Net Revenues. For the nine month period ended October 31, 2008, our net revenues decreased approximately 17% from $837,540 to $698,739 relative to the same period ended October 31, 2007. The Company is continuing to develop its international sales and marketing activities as well continuing its product enhancements and modifications. It is anticipated that sales will increase in the future as a result of these activities.

Cost of Sales. Cost of sales decreased 29% from $508,966 for the nine month period ended October 31, 2007, to $363,900 for the nine month period ended October 31, 2008. The decrease was due to the decrease in the net revenue during the period and better control.

Gross Profit. Gross profit increased approximately 2% from $328,574 for the nine month period ended October 31, 2007 to $334,839 for the nine month period ended October 31, 2008. This increase in gross profit was primarily due to the better cost control during the period.

Operating Expenses. For the nine month period ended October 31, 2008, overall operating expenses increased approximately 219% from $826,350 to $2,633,752 relative to the nine month period ended October 31, 2007. This increase was mainly due to the following:

Research and Development. Research and development expenses increased approximately 236% from $89,365 for the nine month period ended October 31, 2007 to $300,400 for the same period in 2008. 169% of this increase equals to $150,816 was related to the stock options and employment extension bonus granted to the president and CEO (please refer to the accompanying notes # 10: stock option and notes #11 related party transaction).

In addition, this increase was also related to an increase in the TSE V6.0 software enhancement and modification activities during the period. Also the Company is launching a new software product called VFortress and lot of research and development has been done for the proper working of the software.

Sales and Marketing Expenses. Sales and Marketing expenses increased approximately 259% from $202,324 for the nine month period ended October 31, 2007 to $725,802 for the same period in 2008. Some of this this increase was related to an increase in efforts to develop international sales for the period.

232% of this increase equals to $470,234 was related to the stock options and employment extension bonus granted to the president and CEO (please refer to the accompanying notes # 10: stock option and notes #11 related party transaction).

General and Administrative Expenses. General and administrative expenses were $534,661 for the nine month period ended October 31, 2007, as compared to $1,607,549 for the nine month period ended October 31, 2008, an increase of 201%. This increase is due to increase in operations of the Company. New employees were added in the sales, customer relations and marketing, and the Company moved premises and invested in a more robust technology infrastructure . The Company also increased its expenses in its professional fees and its effort to uplist to the OTCBB. Executive bonus was also awarded to the officers for the uplisting to OTCBB, - 98% of this increase equals to $523,658 was related to the stock options and employment extension bonus granted to the president and CEO (please refer to the accompanying notes #10: stock option and notes #11 related party transaction).


Net Loss. Net loss increased approximately 319% from a net loss of $563,335 for the nine month period ended October 31, 2007 to a net loss of $2,358,799 for the nine month period ended October 31, 2008.


Liquidity and Capital Resources

At October 31, 2008, we had cash on hand of $8,691 and a working capital deficit of 1,987,898. At October 31, 2008, we had loans payable to various unrelated parties amounting to $ 873,494.

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

Cash Flows

Nine month period Ended October 31, 2008 and 2007

Net cash flow used in operating activities was $583,261 for the nine month period ended October 31, 2008 and net cash used in operations was $454,507 for the nine month period ended October 31, 2007. For the nine month period ended October 31, 2008, increase in cash flows used in operating activities was mainly attributable to an increase in net loss.

The Company incurred cash outflows of $5,044 in investing activities during the nine month period ended October 31, 2008, as compared to $47,201 used in investing activities for the same period in 2007 for the purchase of property & equipment.

We raised a loan of $7,772 from unrelated parties and paid off $72,119 to related parties during the nine month period ended October 31, 2008. For the same period in 2007, we raised $228,044 from unrelated parties and $4,595 from related parties. We also raised $435,626 through our investor relation firm by selling shares for cash during the nine month period ended October 31, 2008. For the same period in 2007, we raised $282,998 from issuance of shares for cash. We also raised $20,000 form an exercise of stock options during the ninemonth period ended October 31, 2008.

Propalms, Inc on May 12, 2008 in an all cash transactions, completed its acquisition of the source code and the customer lists of a Virtual Private Network (VPN) solution from an Indian company called vFortress. The cash consideration was $55,000 with additional investment cost in modifications to the software of $25,000. During the three month period ended October 31, 2008, the Company invested a further $18,000 in modifications to enable the new product to be sold. It is anticipated that sales will start of VFortress in the start of 2009.

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

There have been no significant changes in internal controls over financial reporting (as defined in Rule 13a-15(f)) during the nine months ended October 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


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


Date: December 15, 2008                     /s/  Owen Dukes
                                            -----------------------------------
                                                 Owen Dukes, CEO


                                            /s/  Robert Zysblat
                                            -----------------------------------
                                                 Robert Zysblat, CFO