Form 10-K
period 2009-01-31
Propalms, Inc.
filed 2009-05-15
CIK 1421100

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
     For the fiscal year ended January 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-52980

                                 PROPALMS, INC.
                 (Name of Small Business Issuer in its Charter)


                 NEVADA                              22-3351399
     --------------------------------------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification
      incorporation or organization)                     No.)


        Unit 4, Park Farm Courtyard
      Easthorpe, Malton N. Yorkshire
             United Kingdom                           Y017 6QX
     --------------------------------------------------------------------
          (Address of Principal                      (Zip Code)
            Executive Offices)


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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

Issuer's revenues for the most recent fiscal year were $882,119.

The aggregate market value of the voting and non-voting common equity of the registrant as of May 8, 2009 was $5,974,140 based on the $0.012 per share closing price of the Common Stock on the Over The Counter Bulletin Board composite transactions tape.

The number of shares of Common Stock outstanding as of May 8, 2009 was 487,845,650.

                                TABLE OF CONTENTS

Part I:
-------

       Item 1.     Description of Business                                     2

       Item 2.     Description of Property                                    12

       Item 3.     Legal Proceedings                                          12

       Item 4.     Submission of Matters to a Vote of Security Holders        13

Part II:
--------

       Item 5.     Market for Common Equity, Related Stockholder Matters
                    and Small Business Issuer Purchases of Equity
                    Securities                                                13

       Item 6.     Financial Statements                                       14
                      Report of Registered Public Accountants                 15
                      Consolidated Balance Sheets as of January 31, 2009
                       and 2008                                               16
                      Consolidated Statements of Operations for the years
                       ended January 31, 2009 and 2008                        17
                      Consolidated Statement of Stockholders' Deficit for
                       the years ended January 31, 2009 and 2008              18
                      Consolidated Statement of Cash Flows for the
                       years ended January 31, 2009 and 2008                  19
                      Notes to Consolidated Financial Statements              20

       Item 7.     Management's Discussion and Analysis or Plan of
                    Operation                                                 29

       Item 8.     Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                       39

       Item 8A(T). Controls and Procedures                                    39

       Item 8B.    Other Information                                          39

Part III:
---------

       Item 9.     Directors, Executive Officers, Promoters, and Control
                    Persons and Corporate Governance; Compliance with
                    Section 16(a) of the Exchange Act                         39

       Item 10.    Executive Compensation

       Item 11.    Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters

       Item 12.    Certain Relations and Related Transactions, and
                    Director Independence                                     41

       Item 13.    Exhibits                                                   41

       Item 14.    Principal Accountant Fees and Services                     41

                      FORWARD LOOKING STATEMENT INFORMATION

         Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements" made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding the plans and objectives of management for future operations. Such statements may relate to, but are not limited to, information or assumptions about known and unknown risks, sales (including pricing), income/(loss), earnings per share, operating income or gross margin improvements, return on equity, return on invested capital, capital expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, interest rates, internal growth rates, restructuring, impairment and other charges, potential losses on divestitures, impact of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings (including raw material inflation, productivity and streamlining), synergies, management's plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as "intend," "anticipate," "believe," "estimate," "project," "target," "plan," "expect," "will," "should," "would" or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in this Annual Report generally and Item 1A to this Annual Report. Some of these factors are described as criteria for success. The Company's failure to achieve all or even a limited success of these objectives could result in actual results differing materially from those expressed or implied in the forward-looking statements. In addition, there can be no assurance that the Company has correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information the Company receives with respect to these factors is complete or correct.

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

         In December 2006, the Company incorporated in the state of Nevada. In March 2007, Jenna Lane changed its name to Propalms USA and its trading symbol to PRPM.PK in order to better reflect the Company's international sales and global presence. Further, in June 2007, the Company filed Articles of Merger with the State of Nevada merging Propalms USA into the Company. The merger was effected to make the Company a public company in order to be able to provide the Company with other business options for making acquisitions, other business growth opportunities, provide potential share trading liquidity to the Company's existing shareholders and to avail itself of the more favorable corporate tax laws in Nevada.

In October 2008 Propalms, Inc. received from FINRA clearance to begin quotations on the OTC Bulletin Board, and its ticker symbol changed to PRPM.OB

The Company, through its wholly owned subsidiary, Propalms Ltd., develops software for Terminal Server Edition (TSE) which offers users a complete management product for the Microsoft server-based computing ("SBC") environment. TSE application allows users to manage and operate all their software applications centrally on their servers rather than on each individual desktop computer. The Company markets and licenses its TSE product and related services through multiple channels such as value-added resellers and channel distributors.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Propalms, Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation.

         The Company's website address is www.propalms.com where copies of Exchange Act and Securities Act reports are available free of charge.

Software Products

         Today, the Company is a software vendor and development company whose products are applicable for a broad range of customers. The Company works with international value-added resellers. In the computer and other industries, a value-added reseller ("VARs") is a company that takes an existing product, adds its own "value" usually in the form of a specific application for the product (for example, a special computer application), and resells it as a new product. Independent Software Vendors ("ISVs") develop their own software and require it to run on Microsoft Windows 2000/2003/2008 as a SBC system. The Company utilizes the services of VARs and ISVs to enable the Company's enhanced channel distribution.

         In July 2005, when Propalms Ltd. purchased the TSE worldwide product business, it also acquired all rights and ownership interest in the TSE intellectual property rights, including but not limited to trademark, patent, copyrights, and technical knowledge base, all continuing annual support agreements, and the entire TSE database consisting of all product and customer information. Propalms Ltd. also took over the TSE development team. At the time of this acquisition, the TSE product had a worldwide customer base and an established distribution network in 26 countries. When purchased by the Company, TSE was an existing and established software product, requiring no major core development in regards to the product's functionality. Since the original purchase of TSE Version 4, the Company has developed and markets Versions 5 and 6.

         Server-based computing (SBC) is a technology whereby computer applications are deployed, managed, supported and executed on servers rather than on personal computers ("PCs"). In SBC environments, upgrades, application deployment, technical support, and data storage and backup are simplified because only the servers need to be managed, not the PCs. Data and applications reside on a few servers rather than on many individual workstations. Personal computers essentially become terminals and can be replaced by simpler, less expensive (and most importantly) easier to manage devices called "thin clients." SBC solutions are enormously popular among enterprises, as they promise to greatly simplify the computing infrastructure.

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

         Unlike other SBC solutions, TSE leverages the Microsoft(R) RDP protocol as a standard building block, adding an intelligent management layer and protecting customers' long-term investments in Microsoft technology. TSE publishes server-based Windows applications and the Windows desktop through a single, unified and portable browser interface.

Partner Relationships

         At this time, Microsoft does not sell a fully functioning SBC solution, but only provides the operating system for all servers, known as Microsoft Terminal Services Edition.

         As TSE leverages the Microsoft(R) RDP protocol as a standard building block, the Company has become a Microsoft Certified Gold ISV Partner, which is the highest level of partnership that any third party software vendor can attain with Microsoft. On becoming a Microsoft Gold ISV, the Company will have better access to the Microsoft development and support teams, be listed on the Microsoft website, and have the ability to conduct joint events from worldwide Microsoft offices.

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

         In February 2009 Propalms opened a sales office in Mumbai, India. The sales team is headed by Naveen Merudi, VP of Sales, India and currently consists of five (5) staff. We also plan to open a sales office in Delhi in the coming months.

         Currently Propalms product sells to three types of customers:

         1. Independent software Vendors ("ISV") who develop their own software and require it to run on Microsoft Windows 2000/2003/ 2008 as a SBC system.

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

         End users are from both the public and private sectors and typically have between 5 and 5000 desktop computers in their organization. Examples of current TSE users by industry are:

                  o        Manufacturing
                  o        Software Houses
                  o        Local Government
                  o        Telecoms
                  o        Communications
                  o        Health Care
                  o        Educational Establishments
                  o        Legal
                  o        Charitable organizations
                  o        Banking
                  o        International Groups

         The Company's initial strategy is to focus on the small business emerging market which its principal competitors have no significant interest operating in. The Company is focused on acquiring orders for companies needing 100 to 400 end user licenses, a market in which the larger SBC companies are not currently competing.

         Currently, the Company has approximately 2600 customers worldwide which comprise approximately a total of 250,000 concurrent users. Though the Company has several large customers, it is not dependent on any or even a relative few customers for its continued viability.

         The Company markets its products in the following ways:

         1. E-Shot: E-Short is e-mail marketing software produced by Net Formation Ltd. It is an internet marketing tool that gives the Company complete control in managing contacts, creation of professionally designed messages and accurately targeting them, all in a simple to use highly available online application. It is both inexpensive to produce and inexpensive to send, and can generate instant results. The Company is currently evaluating two email marketing and lead generation tools that enable it to verify the value of the e-shot blast campaign and provide it with the metrics to ensure it is obtaining value for the money invested. The Company is also evaluating its E-Shot success through online tracking. Online tracking is very important to see how many people have read an e-shot or e-newsletter, who are reading it, and which articles interested them most. This allows for a more targeted sales and marketing effort by providing the Company with user feedback that can be promptly analyzed to permit the Company to access customer use patterns or needs.

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

         4. Telemarketing: The Company has access to three separate telemarketing resources: (i) its internal telemarketing department working out of its own offices, (ii) the sales account managers, and (iii) a specialist UK based telemarketing company that get technology companies appointments with information technology directors (on a project by project basis). Information is gathered by the telemarketing process on customer/market needs, interests and opportunities. This information is then provided to the Company in order to target sales and customer opportunities. Telemarketing enables the Company to ensure marketing messages can be followed up and results can be quantified. The Company's telemarketing is flexible and can respond quickly to any topic which the public is interested in.

         5. Advertising: The Company occasionally books space in specific trade publications that provide targeted exposure to VARs and ISVs.

         6. The Company's Website: The website has been developed and is maintained in-house. This allows for changes to be made instantly, offering a dynamic website. As the backbone of the Company's online marketing effort, the website constantly reflects the products and services offered.

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

         3. Online Pre-Sales Installation: The Company has the ability to have online meetings with clients and operate offsite the clients' computer for training and product setup.

         4. On Site Pre-Sales Installation: When feasible, the Company practice is to book an engineer to visit end users where the account has more then 500 connections on their networks. This helps promote the foundation for a successful installation and provides initial training on the product. This method of pre-sales support has resulted in a 90% conversion rate into firm orders.

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

Research and Development

         When purchased by the Company, TSE was an existing and established software platform product, requiring no major core development in regards to the product's functionality, except with respect to routine advances and enhancements. Since July 2005, Propalms has made two upgrades; a major upgrade V5.0 released in April 2006 and in August 2008 a major upgrade V6.0 was released. It is our intention to continue to upgrade and develop the TSE technology to provide our existing and future customers with more practical and up to date features. Since the original TSE acquisition in 2005, we have expanded the development team. The development activity is contracted to India based Aloha Technologies, the Managing Director being Nakul Sood, a Director of the Company. All development work is performed by Aloha Technologies on a work for hire basis and the Company owns all rights title and interest in any work developed by Aloha Technologies.

         In December 2008 Propalms established its own development team based in Pune, India. The Company employs a team of seven developers. This team is currently focused on bringing 2 new products to market; Propalms VDI, which is a connection and management broker to manage virtual XP and Vista instances on Parallels Virtualization Software. Also, already released in Beta is Propalms VPN. Propalms VPN is a Linux based, enterprise class SSL VPN product. It allows secure remote access to both applications and data on the corporate network, for remote branch offices, home and mobile workers.

Competition

         The Company experiences significant competition from Citrix which started and dominates the SBC market and which started and dominates the SBC market and developed the first SBC product. Citrix has continued to develop the product and the market from the late 1990s and has maintained its position as the major worldwide supplier.

         The Company also competes with a small number of other providers who have followed Citrix into the SBC market but none appear to have gained any significant market share.

Employees

         The Company employs 16 full-time employees and various part-time consultants. The Company employees are not subject to collective bargaining agreements.

Item 1A.  Risk Factors

Lack of cash and working capital could impact adversely on expansion.

         Limited cash flow due to our Company's past and intended expansion, we have experienced periods of very limited cash flow and working capital. This condition is likely to continue unless substantial positive cash flow is realized from operations or a significant capital infusion is received. In the absence of either of these the Company's ability to expand will likely be slowed. There is no assurance that the Company will receive a significant capital infusion in the near future or that cash flows from operations will increase dramatically in light of the current economic climate.

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

         The Company may not achieve the anticipated benefits of our acquisition of TSE as rapidly as, or to the extent, anticipated by management and certain financial or industry analysts, and others may not perceive the same benefits of the acquisition as does the Company. For example, TSE's contribution to the Company financial results may not meet the current expectations of management for a number of reasons, including marketplace penetration, product integration risks, and could dilute our profits beyond the current expectations of our management. Operations and costs incurred and potential liabilities assumed in connection with our acquisition of TSE also could have an adverse effect on our business, financial condition and operating results. If these risks materialize, our publicly traded common stock price could be adversely affected.

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

         We have a long sales cycle for these enterprise-wide sales because: our sales force generally needs to explain and demonstrate the benefits of a large-scale deployment of our product to potential and existing customers prior to sale; our service personnel typically spend a significant amount of time assisting potential customers in their testing and evaluation of our products and services; our customers are typically large and medium size organizations that carefully research their technology needs and the many potential projects prior to making capital expenditures for software infrastructure; and before making a purchase, our potential customers usually must get approvals from various levels of decision makers within their organizations, and this process can be lengthy.

         The continued long sales cycle for these large-scale deployment sales could make it difficult to predict the quarter in which sales will occur. Delays in sales could cause significant variability in our revenue and operating results for any particular period.

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

         Our success depends, in large part, upon the services of a number of key employees. Except for the CEO and President/CFO, we do not have long-term employment our personnel. The effective management of our growth, if any, could depend upon our ability to retain our highly-skilled technical, sales and services managerial, finance and marketing personnel. If any of those employees leave, we will need to attract and retain replacements for them. We may also need to add key personnel in the future. The market for these qualified employees is competitive. We could find it difficult to successfully attract, assimilate or retain sufficiently qualified personnel in sufficient numbers. Also, we may need to hire additional personnel to develop new products, product enhancements and technologies. If we cannot add the necessary staff and resources, our ability to develop future enhancements and features to our existing or future products could be delayed. Any delays could have a material adverse effect on our business, results of operations and financial condition.

If we fail to manage our operations or; to continue to grow revenue or fail to continue to effectively control expenses, our future operating results could be adversely affected.

         Historically, the scope of our operations, the number of our employees and the geographic area of our operations and our revenue have grown rapidly. This growth could continue to place a significant strain on our managerial, operational and financial resources. To manage our current growth and any future growth effectively, we need to continue to implement and improve additional management and financial systems and controls. We may not be able to manage the current scope of our operations or future growth effectively and still exploit market opportunities for our products and services in a timely and cost-effective way. Our future operating results could also depend on our ability to manage: our existing product lines; our sales and marketing organizations; and our client support organization as installations of our products increase.

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

         Our business strategy includes the selective acquisition of businesses and/or technologies. We plan to seek opportunities to expand our product portfolio, customer base, technology, and technical talent through acquisitions. However, we may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of our business. We expect that other companies in our industry will compete with us to acquire compatible businesses. This competition could increase prices for businesses and technologies that we would likely pursue, and our competitors may have far greater resources than we do to complete these acquisitions.

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

         We continually re-evaluate our licensing programs and subscription renewal programs, including specific license models, delivery methods, and terms and conditions, to market our current and future products and services. We could implement new licensing programs and subscription renewal programs, including offering specified and unspecified enhancements to our current and future product and service lines. Such changes could result in recognizing revenues over the contract term as opposed to upon the initial shipment or licensing of our software product. We could implement different licensing models in certain circumstances, for which we would recognize licensing fees over a longer period. Changes to our licensing programs and subscription renewal programs, including the timing of the release of enhancements, upgrades, and maintenance releases, the term of the contract, discounts and other factors, could impact the timing of the recognition of revenue for our products, related enhancements and services and could adversely affect our operating results and financial condition.

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

         We conduct significant sales and customer support, development and engineering operations in countries outside of the United States. During the year ended January 31, 2008, we derived approximately 44.5% of our revenues from sales other than the United States. Our continued growth and profitability could require us to further expand our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations. These risks include: compliance with foreign regulatory and market requirements; variability of foreign economic, political and labor conditions; changing restrictions imposed by regulatory requirements, tariffs or other trade barriers or by United States export laws; longer accounts receivable payment cycles; potentially adverse tax consequences; difficulties in protecting intellectual property; burdens of complying with a wide variety of foreign laws; and as we generate cash flow in non-United States jurisdictions, if required, we may experience difficulty transferring such funds to the United States in a tax efficient manner.

Our proprietary rights could offer only limited protection. Our products, including products obtained through acquisitions, could infringe third-party intellectual property rights, which could result in material costs.

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

         Despite significant testing by us and by current and potential customers, our products, especially new products or releases or acquired products, could contain errors. In some cases, these errors may not be discovered until after commercial shipments have been made. Errors in our products could delay the development or release of new products and could adversely affect market acceptance of our products. Additionally, our products depend on third party products, which could contain defects and reduce the performance of our products or render them useless. Because our products are often used in mission-critical applications, errors in our products or the products of third parties upon which our products rely could give rise to warranty or other claims by our customers.

If we do not generate sufficient cash flow from operations in the future, we may not be able to fund our product development and acquisitions and fulfill our future obligations.

         Our ability to generate sufficient cash flow from operations to fund our operations and product development, including the payment of cash consideration in acquisitions and the payment of our other obligations, depends on a range of economic, competitive and business factors, many of which are outside our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that we will be able to liquidate our investments, repatriate cash and investments held in our overseas subsidiaries, sell assets or raise equity or debt financings when needed or desirable. An inability to fund our operations or fulfill outstanding obligations could have a material adverse effect on our business, financial condition and results of operations. For further information, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources.

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

         Our business is subject to seasonal fluctuations. Historically, our net revenues have fluctuated quarterly and have generally been the highest in the fourth quarter of our fiscal year due to corporate calendar year-end spending trends. In addition, our European operations generally provide lower revenues in the summer months because of the generally reduced level of economic activity in Europe during the summer. This seasonal factor also typically results in higher fourth quarter revenues. Quarterly results are also affected by the timing of the release of new products and services. Because of the seasonality of our business, results for any quarter, especially our fourth quarter, are not necessarily indicative of the results that may be achieved for the full fiscal year.

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

         The Company leases an 1,780 sq. foot office in India.

Item 3.  Legal Proceedings.

         The Company is not a party to any legal proceeding which would be material to our business, financial condition or results of operations other than the ordinary course, routine litigation.

Item 4.  Submission of Matters to a Vote of Security Holders.

         During the fourth quarter of the fiscal year ended January 31, 2009, our annual meeting of security holders was held on January 31, 2009. At this meeting the following individuals were elected to serve as directors of the Company for a one-year term: Robert Zysblat, Owen Dukes and Nakul Sood.

         Also voted on at the Annual Meeting was the ratification of the appointment of the Company's independent auditor Kabani & Company, Los Angeles, CA for 2009.


                                     Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information.
The Company common stock began trading on the Pink Sheets over-the-counter system under the symbol "JLNY" on December 15, 2006. The symbol was changed to "PRPM" on February 14, 2007. In October 2008 Propalms, Inc. received clearance from FINRA clearance to begin quotations on the OTC Bulletin Board, and its ticker symbol changed to PRPM.OB

Historical Market Price Data for Common Stock

         The following table sets forth the range of high and low bid prices for the common stock for the periods indicated as reported by the OTC Bulletin Board. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

            Year Ended January 31, 2009      High ($)        Low ($)
            ---------------------------      --------        -------
                     1st Quarter             $0.088          $0.025
                     2nd Quarter             $0.035          $0.015
                     3rd Quarter             $0.02           $0.005
                     4th Quarter             $0.015          $0.005

            Year Ended January 31, 2008
            ---------------------------
                     4th Quarter             $0.10           $0.03

Holders of Common Stock.

         As of May 8, 2009, 497,845,650 shares of our common stock were outstanding and, as far as we can determine, were held by approximately 2,187 holders of record. We believe that there are significantly more beneficial holders of our common stock, as many beneficial holders hold their stock in `street name.'

Dividends.

         We have not paid any cash dividends on our common stock in the last two years and do not currently anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any earnings for use in our business. The payment of dividends on our common stock is within the discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans.

   --------------------------- ---------------------------- -------------------------- ------------------------------
                               Number of securities to be       Weighted-average           Number of securities
                                 issued upon exercise of        exercise price of         remaining available for
                                 outstanding of options,      outstanding options,     future issuance under equity
                                   warrants and rights         warrants and rights          compensation plans
                                                                                           (excluding securities
                                                                                         reflected in column (a))
   --------------------------- ---------------------------- -------------------------- ------------------------------
                                           (a)                         (b)                          (c)
   --------------------------- ---------------------------- -------------------------- ------------------------------
   Equity compensation plans            4,000,000                     .065                           0
   approved by security
   holders
   --------------------------- ---------------------------- -------------------------- ------------------------------
   Equity compensation plans                0                                                        0
   not approved by security
   holders
   --------------------------- ---------------------------- -------------------------- ------------------------------
             TOTAL                      4,000,000                     .065                           0
   --------------------------- ---------------------------- -------------------------- ------------------------------


Recent Sale of Unregistered Securities.

         Pursuant to a Private Placement Memorandum dated January 1, 2007, MJMM Investments, LLC signed a subscription agreement dated January 9, 2007. Pursuant to the terms of the subscription agreement a total of 93,500,000 common shares were reserved for purchase by MJMM Investments, LLC. From January 1, 2007 to January 31, 2008, MJMM Investments, LLC has purchased a total of 42,174,687 of the reserved shares. Out of the 93,500,000 reserved shares, MJMM Investments, LLC was granted 13,500,000 shares in exchange for services provided in acquiring Jenna Lane, a publicly-traded company; MJMM Investments, LLC received payment of 12,000,000 for future services to be rendered on behalf of the Company; and MJMM Investments, LLC purchased 16,674,687 shares for an average purchase price of $0.03 per share.

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

In March 2009, the Company terminated the agreement with Big Apple Consulting and MJMM Investments, LLC.

Note 16.   Subsequent Events

On April 4, 2008, the board of directors and an approximately 80% majority of the stockholders entitled to vote of Propalms, Inc. adopted by written consent an Amendment to Propalms' Articles of Incorporation changing the Corporation's fiscal year to end from December 31 of each year to January 31 of each year.

Item 6. Selected Financial Data.

             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders of
Propalms, Inc.

We have audited the accompanying consolidated balance sheets of Propalms, Inc. (a Nevada corporation) as of January 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Propalms, Inc. as of January 31, 2009 and 2008, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the years ended January 31, 2009 and 2008, the Company incurred net losses of $3,272,441 and $2,469,599, respectively. In addition, the Company had negative cash flow in operating activities amounting to $423,183 and $448,036, respectively for the years then ended. The Company's accumulated deficit was $8,157,995 as of January 31, 2009. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
April 29, 2009


                                  PROPALMS INC.
                           CONSOLIDATED BALANCE SHEETS
                         AS OF JANUARY 31, 2009 AND 2008

                                                                                             2009           2008
                                                                                         ------------   ------------
                                     ASSETS
CURRENT ASSETS
       Cash & cash equivalents                                                           $      7,622   $     25,107
       Accounts receivable, net                                                               148,698         91,622
       Prepaid expenses & other current assets                                                 27,227         70,734
                                                                                         ------------   ------------
             Total current assets                                                             183,548        187,463

PROPERTY, PLANT & EQUIPMENT, net                                                               12,876         22,223
INTANGIBLE ASSETS, net                                                                        415,982        792,971
                                                                                         ------------   ------------

             TOTAL ASSETS                                                                $    612,406   $  1,002,657
                                                                                         ============   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
       Accounts payable and accrued expenses                                             $    784,843   $    457,314
       Deferred revenue                                                                        46,470         94,432
       Loans from shareholders                                                                     --         74,806
       Related party payable                                                                  184,116             --
       Notes payable                                                                          801,232        801,232
       Shares to be issued                                                                         --        990,000
                                                                                         ------------   ------------
             Total current liabilities                                                      1,816,662      2,417,784

LONG TERM LIABILITIES
       Notes payable                                                                           54,205        105,882
       Deferred revenue                                                                       459,899        537,324
                                                                                         ------------   ------------
             Total long term liabilities                                                      514,104        643,206
                                                                                         ------------   ------------
                           Total liabilities                                                2,330,766      3,060,990
                                                                                         ------------   ------------

COMMITMENTS & CONTINGENCIES                                                                        --             --

STOCKHOLDERS' DEFICIT
       Common stock, $0.0001 par value; Authorized shares 500,000,000,
          497,845,650 shares issued and outstanding as of January 31, 2009
          438,237,924 shares issued and 328,335,385 outstanding as of January 31, 2008         49,785         32,835
       Additional paid in capital                                                           6,266,272      3,480,985
       Pre-paid consulting                                                                         --       (703,500)
       Comprehensive gain                                                                     123,579         16,901
       Accumulated deficit                                                                 (8,157,995)    (4,885,554)
                                                                                         ------------   ------------
             Total stockholders' deficit                                                   (1,718,360)    (2,058,333)

                                                                                         ------------   ------------
             TOTAL LIABILITIES & STOCKHOLDER DEFICIT                                     $    612,406   $  1,002,657
                                                                                         ============   ============

The accompanying notes are an integral part of these consolidated financial statements


                                  PROPALMS INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED JANUARY 31, 2009 AND 2008


                                                                            2009              2008
                                                                       -------------     -------------
Revenue, net                                                           $     882,119     $   1,076,715
Cost of revenue                                                              505,669           517,243
                                                                       -------------     -------------
     Gross profit                                                            376,450           559,472
                                                                       -------------     -------------

Operating Expenses:
     Research & Development                                                  254,010           379,273
     Sales & Marketing                                                       404,528           379,900
     General and administrative expenses                                     538,928           632,021
     Officer compensation                                                  1,248,549           681,675
     Consulting fee                                                        1,157,159         1,158,821
                                                                       -------------     -------------
                            Total operating expenses                       3,603,173         3,231,690
                                                                       -------------     -------------

Total Loss From Operations                                                (3,226,723)       (2,672,218)
                                                                       -------------     -------------
Other Income (Expense):
     Change in fair value of derivative liability                                 --           191,962
     Tax credit refund                                                            --            88,757
     Other income                                                             31,222             7,747
     Interest expense                                                        (76,940)          (85,847)
                                                                       -------------     -------------
                            Total other income (expense)                     (45,718)          202,619
                                                                       -------------     -------------

Net Loss                                                                  (3,272,441)       (2,469,599)

Other comprehensive income
     Foreign currency translation                                            106,678             3,445
                                                                       -------------     -------------
Comprehensive Loss                                                     $  (3,165,763)    $  (2,466,154)
                                                                       =============     =============

Basic & diluted loss per share                                         $       (0.01)    $       (0.01)
                                                                       =============     =============

Weighted average shares for computing basic & diluted loss per share     384,133,793       306,875,266
                                                                       =============     =============


Weighted average number of shares used to compute basic and diluted loss per share is equivalent as the effect of dilutive securities is anti dilutive.

The accompanying notes are an integral part of these consolidated financial statements


                                 PROPALMS, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                  FOR THE YEARS ENDED JANUARY 31, 2009 AND 2008

                                                     Additional                                                           Total
                              Common       Common      Paid in     Prepaid   Subscription  Comprehensive  Accumulated     Equity
                              Shares         Par       Capital    consulting  receivable       Gain         Deficit       Deficit)
                           --------------------------------------------------------------------------------------------------------
Balance as of
 January 31, 2007           286,297,448  $  28,630  $   844,011                $(10,000)    $  13,456   $ (2,415,955)   $(1,539,858)

Shares issued
 for cash                    16,430,795      1,643      511,807                  10,000                                     523,450

Options granted
 to consultant                                          941,615                                                             941,615

Issued for services          25,607,142      2,561    1,078,403     (703,500)                                               377,464

Contributed services                                    105,150                                                             105,150

Comprehensive loss                                                                              3,445                         3,445

Net Loss for the year                                                                                     (2,469,599)    (2,469,599)
                           --------------------------------------------------------------------------------------------------------
Balance as of
 January 31, 2008           328,335,385     32,834    3,480,986     (703,500)       --        16,901     (4,885,554)    (2,058,333)

Shares issued
 for cash                    41,813,146      4,181      481,445           --         --            --             --        485,626

Shares issued
 for services                28,106,559      2,811      450,848     (100,000)        --            --             --        353,659

Shares issued
 for compensation            81,090,560      8,109      553,842           --         --            --             --        561,951

Shares issued
 against the
 liability
 incurred in
 prior year
 (shares to
 be issued)                  18,000,000      1,800      988,200           --         --            --             --        990,000

Exercise of
 stock options                  500,000         50       34,950           --         --            --             --         35,000

Amortization of
 prepaid
 consulting                          --         --           --      803,500         --            --             --        803,500

Grant of stock
 options                             --         --      276,000           --         --            --             --        276,000

Comprehensive
 loss                                --         --           --           --         --       106,678             --        106,678

Net Loss for
 the year                            --         --           --           --         --            --     (3,272,441)    (3,272,441)
                           --------------------------------------------------------------------------------------------------------
Balance as of
 January 31, 2009           497,845,650  $  49,785  $ 6,266,272     $     --   $     --     $ 123,579   $ (8,157,995)   $(1,718,360)
                           ========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements


                                  PROPALMS INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE YEARS ENDED JANUARY 31, 2009 AND 2008

                                                                              2009            2008
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              $ (3,272,441)   $ (2,469,599)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation and amortization                                          203,791         252,113
        Issuance of shares for service                                         353,659         377,464
        Stock to be issued for services                                             --         720,000
        Provision for bad debt                                                      --          34,244
        Amortization of prepaid consulting                                     803,500              --
        Options expense                                                        276,000         941,615
        Contributed services                                                        --         105,150
        Change in derivative liability                                              --        (191,962)
        Settlement of compensation in shares                                   561,951              --
        (Increase) decrease in current assets:
                 Receivables                                                  (107,928)        (28,780)
                 Prepayments                                                   (71,228)         89,061
        Increase (decrease) in current liabilities:
                 Accounts payable and accrued expenses                         579,351        (176,052)
                 Related party payable                                         184,116              --
                 Deferred income                                                66,046        (101,289)
                                                                          ------------    ------------
              Net cash used in operating activities                           (423,183)       (448,036)
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Restricted cash                                                             --         121,360
        Acquisition of property & equipment                                     (4,761)        (14,438)
                                                                          ------------    ------------
              Net cash provided by (used in) investing activities               (4,761)        106,922
                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of note payable                                                   --        (262,338)
        Proceeds from notes payable                                             55,767         148,061
        (Payments on)/proceeds from notes payable - officer                    (68,083)        (74,396)
        Proceeds from shares to be issued for options exercised                 35,000              --
        Proceeds from issuance of shares for cash                              485,626         523,450
                                                                          ------------    ------------
              Net cash provided by  financing activities                       508,311         334,777
                                                                          ------------    ------------

Effect of exchange rate on cash & cash equivalents                             (97,852)         10,159

NET INCREASE/ (DECREASE) IN CASH & CASH EQUIVALENTS                            (17,485)          3,822

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                      25,107          21,285

                                                                          ------------    ------------
CASH & CASH EQUIVALENTS, ENDING BALANCE                                   $      7,622    $     25,107
                                                                          ============    ============

Supplementary Information:
 Cash paid during the year for:
        Interest                                                          $               $     90,926
                                                                          ============    ============
        Income taxes                                                      $         --    $         --
                                                                          ============    ============

The accompanying notes are an integral part of these consolidated financial statements

                                  PROPALMS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Principles of Consolidation

The consolidated financial statements include the accounts of Propalms, Inc. and its wholly owned subsidiary Propalms, Ltd, collectively referred to herein as the Company. All material inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

The Company's customer base consists of geographically dispersed customer base. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using straight line method over the estimated useful lives of the assets, which is four years. Depreciation expense was $8,688 and $5,417 for the years ended January 31, 2009 and 2008, respectively.

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

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104") and The American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," and

Accounting Research Bulletin 45 (ARB 45) "Long-Term Construction Type Contracts." The Company's revenue recognition policy is as follows: License
Revenue: The Company recognizes revenue from license contracts without major customization when a non-cancelable, non-contingent license agreement has been signed, delivery of the software has occurred, the fee is fixed or determinable, and collectibilty is probable. Revenue from the sale of licenses with major customization, modification, and development is recognized on a percentage of completion method, in conformity with ARB 45 and SOP 81-1. Revenue from the implementation of software is recognized on a percentage of completion method, in conformity with Accounting Research Bulletin ("ARB") No. 45 and SOP 81-1. Any revenues from software arrangements with multiple elements are allocated to each element of the arrangement based on the relative fair values using vendor specific objective evidence as defined in the SOPs. An output measure of "Unit of Work Completed" is used to determine the percentage of completion which measures the results achieved at a specific date. Units completed are certified by the Project Manager and EVP IT/ Operations.

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended January 31, 2009 and 2008 were insignificant.

Basic and Diluted Earnings Per Share

Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted loss per share were $0.01 and $0.01 for the years ended January 31, 2009 and 2008 respectively.

Product Concentration

The Company derives substantially all of its revenues from its TSE server product and anticipates that this product and future derivative products and product lines based upon this technology will continue to constitute a majority of its revenues. The Company could experience declines in demand for this product, whether as a result of general economic conditions, new competitive product releases, price competition, lack of success of its strategic partners, technological changes or other factors. The total revenue generated during the years ended January 31, 2009 and 2008 from the product was $882,119 and $1,076,715, respectively.

Cost of Revenues

Cost of revenues consists primarily of fees paid to outside firms to perform software support tasks, amortization of acquired product technology and capitalized software development costs, and other personnel related costs of providing technical support and consulting, as well as, the Company's online services.

Foreign Currency & Operations

The functional currency was the Great Britain Pound for the year ended January 31, 2009. The January 31, 2009 financial statements of the Company were translated to United States dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts were translated at their historical exchange rates when the capital transactions occurred. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholder's deficit as other comprehensive income or (loss). Foreign currency transaction gains and losses are included in consolidated income (loss).

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

United Kingdom

As of January 31, 2009 and 2008, the Company's UK subsidiary had net operating loss carry forwards which can be carried forward indefinitely to offset future taxable income. The deferred tax assets for the subsidiary at January 31, 2009 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the UK as of January 31, 2009 and 2008:

                               2009              2008
                            ----------       ----------
Net Operating Loss
  Carryforward              $ 1,862,529     $ 1,403,853

Total Deferred Tax
  Assets                       651,885          491,349

Less: Valuation
  Allowance                   (651,885)        (491,349)
                            ----------       ----------
  Net Deferred Tax
    Asset                   $       --       $       --
                            ==========       ==========

United States of America

The Company has significant income tax net operating losses carried forward from prior years. Due to the uncertainty of the realizability of the related deferred tax assets of $6,295,466, a reserve equal to the amount of deferred income taxes has been established at December 31, 2008. The Company has provided 100% valuation allowance to the deferred tax assets as of January 31, 2009.

The following table sets forth the significant components of the net deferred tax assets for operation in the United States as of January 31, 2009 and 2008:

                                                     2009           2008
                                                 ------------   ------------
Net Operating Loss
  Carryforward                                   $  6,295,466   $  3,481,701

Total Deferred Tax
  Assets                                            1,183,778      2,140,459

Less: Valuation
  Allowance                                        (1,183,778)    (2,140,459)
                                                 ------------   ------------
  Net Deferred Tax
    Asset                                        $          0   $          0
                                                 ============   ============

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:

                                                     2009           2008
                                                 ------------   ------------
Tax expense (credit) at
 statutory rate-federal                                   (34)           (34)

State tax expense net of
  federal tax                                              (6)            (6)

Changes in valuation
  allowance                                                40             40

Foreign income tax:
  UK                                                       19             19

Changes in valuation
  allowance                                               (19)           (19)

Tax expense at actual rate                                 --             --

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the years ended January 31, 2009 and 2008,the Company incurred net losses of $3,272,441 and $2,469,599, respectively. In addition, the Company had negative cash flow in operating activities amounting to $423,183 and $448,036, respectively for the periods then ended. The Company's accumulated deficit was $8,175,995 as of January 31, 2009. If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included, but are not limited to: 1) focus on sales to minimize capital needs; 2) financial restructuring by converting part of the outstanding accounts payable to equity; 3) raising equity financing; 4) continuous focus on reductions in costs where possible.

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

Reclassifications

Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation.

Note 3.  Intangible Assets

Intangible assets consist of acquired developed software technology, acquired customer relationship, and capitalized software development costs.

The components of intangible assets at January 31, 2009 and 2008 are summarized as follows:

                                      2009           2008        Est. Life
                                  ------------   ------------   ------------
Developed Software Technology     $    485,672   $    675,866        5 years

Customer Relationships                 324,853        452,068       10 years

Software Development Costs             159,874        222,482        2 years
Less: Accumulated Amortization        (554,893)      (557,445)
                                  ------------   ------------
Net intangible assets             $    415,982   $    792,971
                                  ============   ============

The developed software technology and software development costs are being amortized to cost of revenues. The value of the customer relationships is being amortized to Sales and Marketing expense. The amortization for the years ended January 31, 2009 and 2008 amounted to $195,103 and $246,620, respectively.

The amortization schedule for the next five years ending January 31, is as follows:

                                  2010           $    110,161
                                  2011                 64,842
                                  2012                 32,485
                                  2013                 32,485
                                  2014                 32,485
                                                 ------------
                                                 $    272,458
                                                 ============

Note 4.  Accounts payable & accrued expenses

The accounts payable and accrued expenses as of January 31, 2009 and 2008 comprised of the following:

                                                     2009           2008
                                                 ------------   ------------
Trade creditors                                  $    265,834   $    283,009
Accrued expenses                                      106,511        174,305
Accrued payroll taxes                                  95,750             --
Accrued payroll                                       301,759             --
                                                 ------------   ------------
      Total                                           784,843        457,314
                                                 ============   ============

Note 5.  Debt

To finance the acquisition of the assets and liabilities related to the TSE server product in July 2005, the Company made a initial cash payment of $100,000 and agreed to make payments to the seller over a scheduled 30-month period, for a total of $900,000. The agreement calls for quarterly payments of $50,000, with the initial payment due October 2005, until December 2007, at which time the remaining balance was due and payable. The note is non-interest bearing. In recording this liability, the Company imputed approximately $135,000 of interest using a rate of 8%. At December 31, 2007, the parties extended the length of the agreement and left the quarterly payment obligation of $50,000 unchanged.

At January 31, 2009, the note is in default and the remaining obligation owed to the seller was $760,000. The Company has also accrued interest on this note and included it in the accrued liabilities in the accompanying financials. This note has been presented as a current liability in the accompanying balance sheet.

On July 10, 2006 the Company received a working capital loan financing from HSBC Plc. Interest is charged on a monthly basis and repayments of principal and interest are made monthly. The total principal outstanding at January 31, 2009 was $95,437. The loan is repayable over a ten year period beginning three months from July 2006 in fixed monthly installments of $3,436 per month inclusive of interest. $41,232 of the balance is presented as a current liability and $54,205 is presented as a long term liability in the accompanying financial statements. Interest is at 2.2% margin over the bank's base rate.

The maturity schedule of the loans over the next five years ending January 31 is as follows:

                                  2009                801,232
                                  2010                 41,232
                                  2011                 12,973


Note 6.  Loans from Shareholders

As part of the Company's July 2005 reorganization and recapitalization discussed in Note 1, the Company's CEO and CFO each loaned to Propalms, Ltd. $53,205 as a down payment on the TSE acquisition price. These notes are unsecured, non-interest-bearing and due on demand or upon certain events that would effect a change in control of the Company. Further advances were made to the Company during the year ended January 31, 2007. As of January 31, 2008, the balance owed to shareholders amounted to $74,806. As of January 31, 2009, the entire balance had been repaid to the shareholders.

Note 7.  Deferred Revenue

The Company recognizes as deferred revenue, payments received before all relevant criteria for revenue recognition are satisfied. The Company renders maintenance services which often extend over a period of more than one year and the revenue pertaining to the period after one year is presented as long term liability. As of January 31, 2008, the current portion of deferred revenue amounted to $94,432 and the long term portion amounted to $537,324. As of January 31, 2009, the current portion of deferred revenue amounted to $46,470 and the long term portion amounted to $459,899.

Note 8.  Shares to be Issued

During the year ended January 31, 2007, the Company entered into an agreement with an investor relations firm to provide services for a period of two years. The fees for the services were determined to be $37,500 per month or 1,500,000 shares per month. The Company agreed to issue the investor relations firm 18,000,000 shares as its fee for the year, pursuant to the agreement. As of January 31, 2008, they were recorded as shares to be issued. The shares were issued during the year ended January 31, 2009. These shares were valued at the fair market value of $990,000 pursuant to EITF 96-18.

Note 9.  Stockholders Deficit

During the year ended January 31, 2009, the Company issued 4,700,000 shares to an independent outside contractor. These shares were valued at the fair market value of $188,000, pursuant to EITF 96-18.

During the year ended January 31, 2009, the Company raised $485,626 cash, net of finders' fee, by issuing 41,813,146 shares. The shares were issued out of the escrow account maintained by the investor relations firm.

The Company issued 81,090,560 shares during the year ended January 31, 2009 for the part payment of accrued compensation of the President & CEO of the Company. These shares were valued at the fair market value of $561,951, pursuant to EITF 96-18.

The Company agreed to issue the investor relations firm 18,000,000 shares as its fee for the year ended January 31, 2007, pursuant to the agreement. As of January 31, 2008, they were recorded as shares to be issued. The shares were issued during the year ended January 31, 2009. These shares were valued at the fair market value of $990,000 pursuant to EITF 96-18.

The Company agreed to issue the investor relations firm 5,000,000 shares as prepaid fee for the period from January 1, 2009 to May 31, 2009. The Company terminated the agreement with the firm in February 2009 and the whole amount was expensed to consulting services for the year. These shares were valued at the fair market value of $100,000 pursuant to EITF 96-18.

The Company also issued the investor relations firm 18,406,559 shares as fee for the year ended January 31, 2009. The Company terminated the agreement with the firm in February 2009 and the whole amount was expensed to consulting services for the year. These shares were valued at the fair market value of $165,659 pursuant to EITF 96-18.

Note 10. Stock Options

During the year ended January 31, 2008, the Company granted ten million options each to the CEO and President as part of the Equity Compensation Plan. The options have an exercise price of $0.05 and will expire on January 11, 2018. The options vest over a five year period at the rate of 2 million options at the end of each year. The options were valued at $1,380,000 on the date of grant pursuant to the black scholes option pricing model. The expense for the options is being recorded pursuant to SFAS 123R. During the year ended January 31, 2009, the Company recorded expense of $276,000.

The following assumptions have been used:

          Risk-free interest rate         2.12% - 4.13%
          Expected life of the options    2-10 year
          Expected volatility             305%
          Expected dividend yield         0%

A summary of the status of the plan is presented below:

                                                                Aggregate
                                                   Weighted     Intrinsic
                                      Total          Price         Value
                                  ------------   ------------   ------------
Outstanding,
  January 31, 2008                  30,000,000   $       0.06             --

Granted                                     --             --             --
Cancelled                                   --             --             --
Exercised                              500,000             --             --
                                  ------------   ------------   ------------
Outstanding,
  January 31, 2009                  29,500,000   $       0.06             --
                                  ============   ============   ============

During the year ended January 31, 2009, 500,000 options were exercised @0.07 per share.

Options outstanding at January 31, 2009 and related weighted average price and intrinsic value are as follows:


                               Weighted        Total
                 Total          Average       Weighted      Weighted
                Options        Remaining      Average        Average                      Aggregate
 Exercise         Out-           Life         Exercise       Options        Exercise      Intrinsic
  Prices        standing        (Years)        Price       Exercisable        Price         Value
----------     ----------     ----------     ----------     ----------     ----------     ----------
$0.05-0.10     29,500,000        7.45        $     0.06     15,500,000     $     0.06             --

Note 11. Related Party transactions

The Company has contracted certain development activity with India based Aloha Technologies, a related party. Mr. Nakul Sood is the the Managing Director of Aloha Technologies as well as a Director of the Company. All development work is performed by Aloha Technologies on a work for hire basis and the Company owns all rights title and interest in any work developed by Aloha Technologies. During the year ended January 31, 2009, the Company contracted services worth $292,185. As of January 31, 2009 the payable amounted to $184,116.

The Company has executive agreements with each of the President and the CEO of the Company for an annual salary of $65,000 per annum. From October 27, 2008, the salary was increased to $120,000 per annum as the Company became registered on the Bulletin Board. These agreements can be cancelled when the executives reach the age of 65 years or after giving six (6) months notice.

On August 1, 2008 the Company extended the executive agreement with each of the President and the CEO for a period of three years. The purpose was to provide a commitment and long term stability to the growth of the Company.

The Company agreed to pay the President and the CEO the sum of $400,000 each for this extension. The President and CEO have agreed to accept this payment in either cash or restricted stock. The company issued 81,090,560 free trading shares during the year ended January 31, 2009 for the part payment of accrued compensation of the President & CEO of the Company. These shares were valued at the fair market value of $561,951, pursuant to EITF 96-18.

Note 12.  Commitments and Contingencies

At January 31, 2009 there were no material commitments or contingencies. The Company leases office spare in the United Kingdom on a three year lease. This lease is accounted for as an operating lease. Rental expense for this lease consisted of approximately $26,104 for the year ended January 31, 2009. The rent commitment for the three years ended January 31 is as follows:

                                  2010                $ 6,682
                                  2011                 29,850
                                  2012                 29,850

The Company also has executive agreements with each of the President and CEO of the Company for an annual salary of $65,000 per annum. These agreements can be canceled when the executives reach the age of 65 years or after giving six (6) months notice.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements
--------------------------

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS "ANTICIPATED," "BELIEVE," "EXPECT, "PLAN," "INTEND," "SEEK," "ESTIMATE," "PROJECT," "COULD," "MAY," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT OUR MANAGEMENT'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND OUR CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS REPORT ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

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

In October 2008 Propalms, Inc. received clearance from FINRA to commence posting quotations on the OTC Bulletin Board, and its ticker symbol changed to PRPM.OB

Propalms, Inc., through Propalms, Ltd., develops TSE which offers users a system management product for the Microsoft server based computing (SBC) environment. TSE allows users to manage and operate all their software applications centrally on their servers rather than on each individual desktop computer. The Company markets and licenses its products through multiple channels such as value-added resellers and channel distributors.

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

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using the straight line method over the estimated useful lives of the assets, which is four years. Depreciation expense was $8,688 and $5,417 for the years ended January 31, 2009 and 2008, respectively.

The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company capitalizes costs of materials, consultants, and payroll and payroll related costs for employees incurred in developing internal use computer software. These costs are included with "Computer equipment and software." Costs incurred during the preliminary project and post implementation stages are charged to general and administrative expense.

Intangible Assets

Intangible assets consist of product licenses, renewals, distributor relationships and goodwill. The Company evaluates intangible assets, goodwill and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of an asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Potential impairment of goodwill is being evaluated in accordance with SFAS No. 142. As part of intangible assets, the Company capitalizes certain computer software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers.

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

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104") and The American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," and Accounting Research Bulletin 45 (ARB 45) "Long-Term Construction Type Contracts." The Company's revenue recognition policy is as follows: License
Revenue: The Company recognizes revenue from license contracts without major customization when a non-cancelable, non-contingent license agreement has been signed, delivery of the software has occurred, the fee is fixed or determinable, and collectibilty is probable. Revenue from the sale of licenses with major customization, modification, and development is recognized on a percentage of completion method, in conformity with ARB 45 and SOP 81-1. Revenue from the implementation of software is recognized on a percentage of completion method, in conformity with Accounting Research Bulletin ("ARB") No. 45 and SOP 81-1. Any revenues from software arrangements with multiple elements are allocated to each element of the arrangement based on the relative fair values using vendor specific objective evidence as defined in the SOPs. An output measure of "Unit of Work Completed" is used to determine the percentage of completion which measures the results achieved at a specific date. Units completed are certified by the Project Manager and EVP IT/ Operations.

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended January 31, 2009 and 2008 were insignificant.

Basic and Diluted Earnings Per Share

Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted loss per share were $0.01 and $0.01 for the years ended January 31, 2009 and 2008 respectively.

Product Concentration

The Company derives substantially all of its revenues from its TSE server product and anticipates that this product and future derivative products and product lines based upon this technology will continue to constitute a majority of its revenue. The Company could experience declines in demand for this product, whether as a result of general economic conditions, new competitive product releases, price competition, lack of success of its strategic partners, technological change or other factors. The total revenue generated during the years ended January 31, 2009 and 2008 from the product was $882,119 and $1,076,715, respectively.

Cost of Revenues

Cost of revenues consists primarily of fees paid to outside firms to perform software support tasks, amortization of acquired product technology and capitalized software development costs, and other personnel related costs of providing technical support and consulting, as well as, the Company's online services.

Foreign Currency & Operations

The functional currency was the Great Britain Pound for the year ended January 31, 2009. The January 31, 2009 financial statements of the Company were translated to United States dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts were translated at their historical exchange rates when the capital transactions occurred. Net gains and losses resulting from translation of financial statements are included in the statements of stockholder's deficit as other comprehensive income or (loss). Foreign currency transaction gains and losses are included in consolidated income (loss).

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

United Kingdom

As of January 31, 2009 and 2008, the Company's UK subsidiary had net operating loss carry forwards which can be carried forward indefinitely to offset future taxable income. The deferred tax assets for the subsidiary at January 31, 2009 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the UK as of January 31, 2009 and 2008:

                               2009              2008
                            ----------       ----------
Net Operating Loss
  Carryforward              $ 1,862,529      $1,403,853

Total Deferred Tax
  Assets                       651,885          491,349

Less: Valuation
  Allowance                   (651,885)        (491,349)
                            ----------       ----------
  Net Deferred Tax
    Asset                   $        -       $        -
                            ==========       ==========

United States of America

The Company has significant income tax net operating losses carried forward from prior years. Due to the uncertainty of the realizability of the related deferred tax assets of $6,295,466, a reserve equal to the amount of deferred income taxes has been established at December 31, 2008. The Company has provided 100% valuation allowance to the deferred tax assets as of January 31, 2009.

The following table sets forth the significant components of the net deferred tax assets for operation in the United States as of January 31, 2009 and 2008:



                                                     2009           2008
                                                 ------------   ------------
Net Operating Loss
  Carryforward                                   $  6,295,466   $  3,481,704

Total Deferred Tax
  Assets                                            1,183,778      2,140,459

Less: Valuation
  Allowance                                        (1,183,778)    (2,140,459)
                                                 ------------   ------------
  Net Deferred Tax
    Asset                                        $          0   $          0
                                                 ============   ============

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:

                                                     2009           2008
                                                 ------------   ------------
Tax expense (credit) at
 statutory rate-federal                                   (34)           (34)

State tax expense net of
  federal tax                                              (6)            (6)

Changes in valuation
  allowance                                                40             40

Foreign income tax:
  UK                                                       19             19

Changes in valuation
  allowance                                               (19)           (19)

Tax expense at actual rate                                 --             --

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the years ended January 31, 2009 and 2008,the Company incurred net losses of $3,272,441 and $2,469,599, respectively. In addition, the Company had negative cash flow in operating activities amounting to $423,183 and $448,036, respectively for the periods then ended. The Company's accumulated deficit was $8,175,995 as of January 31, 2009. If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included, but were not limited to: 1) focus on sales to minimize the capital needs at this stage; 2) financial restructuring by changing part of the outstanding accounts payable to equity; 3) raising equity financing; 4) continuous focus on reductions in cost where possible.

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

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on its financial statements.

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

Reclassifications

Certain reclassifications have been made to the 2008 financial statements to conform to the fiscal year 2009 presentation.

Comparison of Years Ended January 31, 2009 and 2008.

The following table sets forth the results of our operations for the periods indicated:


                                                     2009           2008
                                                 ------------   ------------
NET REVENUES                                     $    882,119   $  1,076,715
COST OF SALES                                         505,669        517,243
    GROSS PROFIT                                      376,450        559,472

OPERATING EXPENSES:
     Research and development                         254,010        379,273
     Sales and marketing                              404,528        379,900
     General and administrative                       538,928      2,472,517
     Officer compensation                           1,248,549             --
     Consulting fee                                 1,157,159             --
        Total Operating Expenses                    3,603,173      3,231,690

LOSS FROM OPERATIONS                               (3,226,723)    (2,672,218)

OTHER INCOME (EXPENSE):
     Change in fair value of derivative                    --        191,962
     Tax credit refund                                     --         88,757
     Other income (expense)                            31,222          7,747
     Interest income (expense)                        (76,940)       (85,847)
        Total Other Income (Expense)                  (45,718)       202,619

NET LOSS                                           (3,272,441)    (2,469,599)

OTHER COMPREHENSIVE ITEM:

    Foreign currency translation                      106,678          3,445

COMPREHENSIVE LOSS                               $ (3,165,763)  $ (2,466,154)

Net Revenues. Our software revenue has historically been primarily derived from product licensing fees and service fees from maintenance contracts. For the year ended January 31, 2009, our net revenues decreased approximately 18% from $1,076,715 to $882,119 relative to the same period ended January 31, 2008 in anticipation, by the customers, of launch of TSE V6.0 upgrade of the existing software. The rate change in dollar currency over 2008 also had an impact on the decrease of revenues. The revenues increased during the last two months after the upgrade was launched. The Company is continuing to develop its international sales and marketing activities as well continuing its product enhancements and modifications.

Cost of Sales. Cost of sales decreased 2% from $517,243 for the year ended January 31, 2008, to $505,669 for the year ended January 31, 2009. The decrease was due to decrease in costs associated with realizing Net Revenue for the year January 31, 2009 and better cost controls.

Gross Profit. Gross profit decreased approximately 33% from $559,472 for the year ended January 31, 2008 to $376,450 for the year ended January 31, 2009. This decrease in gross profit was primarily due to the decrease in the net revenues during the period.

Operating Expenses. For the year ended January 31, 2009, overall operating expenses increased approximately 11% from $3,231,690 to $3,603,173 relative to the year ended January 31, 2009. This increase was mainly due to the following:

Research and Development. Research and development expenses decreased approximately 33% from $379,273 for the year ended January 31, 2008 to $254,010 for the same period in 2009. This decrease was related to better cost controls and downsizing of the development team. In February 2009 Propalms opened a sales and development office in Mumbai, India. The team currently consists of six staff. The Company also plans to open a sales office in Delhi in the coming months.

Our research and development efforts currently are focused on further enhancing of the functionality, performance and reliability of existing products. We historically have made significant investments in our protocols and in the performance and development of our server-based software, and we expect to continue to make significant product investments during 2009, including investments in new product offerings. We expect 2010 research and development expense to be higher than 2009 levels.

Sales and Marketing Expenses. Sales and Marketing expenses increased approximately 6% from $379,900 for the year ended January 31, 2008 to $404,528 for the same period in 2009. This increase was related to an increase in efforts to develop international sales during this period.

General and Administrative Expenses.

General and administrative expenses were $632,021 for the year ended January 31, 2008, as compared to $538,928 for the year ended January 31, 2009, a decrease of 4015%. This decrease is due to cost cutting and better cost control.

Officer Compensation: Officer compensation was $681,675 for the year ended January 31, 2008 as compared to $1,248,549 for the year ended January 31, 2009. The increase of 83% was due to an increase in the officers' compensation on the OTCBB listing pursuant to the employment agreement. The officers were also granted bonuses of $800,000 on the OTCBB listing. Most of the compensation has been paid in shares of common stock.

Consulting fee: Consulting fees of 1,157,159 were comparable to consulting fee for last year of $969,1591,158,821. The consulting fee was predominantly paid to the investor relations firm and the arrangement with it was terminated in April 2009.

We anticipate that cumulative general and administrative expenses in fiscal year 2010 will be lesser than those incurred during 2009.

Net Loss. Net loss increased approximately 33% from a net loss of $2,469,599 for the year ended January 31, 2008 to a net loss of $3,272,441 for the year ended January 31, 2009.

Liquidity and Capital Resources

At January 31, 2009, we had cash on hand of $7,622 and a working capital deficit of 1,633,114. At January 31, 2009, we also had loans payable to various unrelated parties amounting to $ 855,437.

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

         We are aggressively looking at ways to improve our revenue stream, including through the development of new products and additional acquisitions of licenses or other corporate entities. We continue to review potential merger opportunities as they present themselves to us and at such time as a merger might make financial sense and add value for our shareholders, we will pursue that merger opportunity

Cash Flows

Year Ended January 31, 2009 and 2008

Net cash flow used in operating activities was $423,183 for the year ended January 31, 2009 and net cash used in operations was $448,036 for the year ended January 31, 2008. For the year ended January 31, 2009, the decrease in cash flows used in operating activities was mainly attributable to an increase in payables.

The Company incurred cash outflows of $4,761 in investing activities during the year ended January 31, 2009, as compared to $106,922 provided by investing activities for the same period in 2008 with respect to the release of restricted cash.

We received a loan of $55,767 from non-affiliated parties and paid off loans of $68,083 to related parties during the year ended January 31, 2009. For the same period in 2008, we received loan of $148,061 from non-affiliated parties and paid off loans of $262,338 and also paid off $74,396 to related parties. We also raised $485,626 by selling shares for cash during the year ended January 31, 2009 and $35,000 from the exercise of options. For the same period in 2008, we raised $523,450 from issuance of shares for cash.

Propalms, Inc on May 12, 2008 in an all cash transactions, completed its acquisition of the source code and the customer lists of a Virtual Private Network (VPN) solution from an Indian company called vFortress.

VFortress sales commenced in the start of 2009.

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

         The Company's management believes that the disclosure controls and procedures were effective as of January 31, 2009, to provide reasonable assurance of the achievement of these objectives.

         There was no change in the Company's internal controls over financial reporting during the fiscal year ended January 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors.

         The following table sets forth the information regarding our executive officers and directors as of the date of this filing:

         Name               Age                   Position
         --------------     ---     --------------------------------------------
         Owen Dukes          41     CEO; Chairman; Director
         Robert Zysblat      52     President; Chief Financial Officer; Director
         Nakul Sood          34     Director


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

Background of Directors and Executive Officers.

         Owen Dukes, CEO, Chairman and Director. In July 2005, Mr. Dukes became a director of Propalms Ltd. and upon its formation in 2006, he was appointed CEO of the Company. Mr. Dukes has twenty years of extensive industry experience. He worked for Phoenix Distribution, the leading Microsoft reseller, as their UK channel manager from 1993 to 2000. Mr. Dukes then worked as Business Development Manager for Surf Control PLC, from 2000 to 2001, building up their UK market to a multi-million pound enterprise. Also in 2000, he launched Arc Technology Distribution Ltd, and purchased two other distributors, Unidirect Ltd and IPconnect Ltd. Mr. Dukes resigned from ARC in 2006. Mr. Dukes was appointed CEO and a director of Jenna Lane in December 2006 and assumed those same positions as part of the merger with the Company in June 2007.

         Robert Zysblat: President and Director. Mr. Zysblat has a well-known entrepreneurial track record in the security software industry and has successfully led and sold a number of significant messaging companies. In 1998 he purchased 100% of the shares of Computer Communications Ltd, becoming its CEO, and successfully sold this business in an management buyout in July 2001. In December 2000, he purchased 5th Generation Messaging, becoming its CEO and sold all his stock in July 2002. In September 2002, he purchased MSS communications becoming its Chairman, and sold the business in 2004. Mr. Zysblat has been with Propalms Ltd. since July 2005. He was appointed CFO and became a director of Jenna Lane in December 2006 and assumed the positions of Chairman and Chief Financial Officer as part of the merger with the Company in June 2007.

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

Significant Employees

         The Company has retained Katherine Dukes, wife of Owen Dukes, as the operations Manager in the United Kingdom office. Ms. Dukes is the wife to the CEO of the Company.

Meetings and Committees of the Board

         The Board of Directors currently consists of three members and the entire board of directors' acts as the Company's audit committee Mr. Zysblat is the financial expert for the Company's board. There are no other committees of the Board. The Board meets as needed.

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

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

         Other than as set forth in Note 12 to the Financial Statements, there were no related party transactions for the period ended January 31, 2008.

Director Independence.

         The Company does not have a majority of Independent directors. The Company is actively seeking to recruit independent directors. Currently the Company has three (3) directors and Mr. Dukes, Mr. Zysblat are insider director, and Mr. Sood is an independent director.

Item 13. Exhibits

a)       The exhibits included in this report are indicated below.

Exhibit No.   Description of Exhibit
-----------   ------------------------------------------------------------------
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

10.1          The 2007 Equity Compensation Plan.

10.2 The TSE acquisition Note and related documentation (should be included as Item 2 exhibits too).

10.3          The HSBC credit document.

14.1          Code of Ethics (filed herewith).

21.1          List of subsidiaries of the Company.(filed herewith).

23.1          Consent of Kabani & Company, Inc. (filed herewith).

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Item 14. Principal Accountant Fees and Services.

Audit Fees.

         The aggregate fees billed for the fiscal years ended January 31, 2009 and 2008 for the certified audit of the Company's financial statements, and the review of the interim financial statements and services provided in connection with periodic filings totaled $30,000 and $25,000, respectively.

Audit Related Fees.

         Aggregate fees billed for professional services rendered by Kabani & Company, Inc. in connection with its audit of Propalms financial statements as of and for the years ended January 31, 2009 and 2008, its reviews of Propalms unaudited condensed consolidated interim financial statements, and for SEC consultations and filings totalled $ 30,000.00 and $ 25,000.00 respectively.

Tax and Other Fees.

         There were no other fees paid to the principal accountant for the fiscal years ended January 31, 2009 and 2008 for professional services rendered for tax compliance, tax advice and tax planning or other services.

All Other Fees.

         There were no other fees for the fiscal years ended January 31, 2009 and 2008 for products and services provided by the principal accountant, other than the services reported above.


Policy for Pre-Approval of Audit and Non-Audit Services.

         (i) The Company's Board of Directors acts as the Audit Committee. The Board of Directors selected the Company's Auditors after reviewing the auditor's qualifications and proposal and approved the terms of the Auditor's engagement. The stockholders ratified this approval at the Company's annual meeting.

         (ii) 29.4%

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PROPALMS, INC.
                                       (Registrant)

Date: May 15, 2009                     By: /s/ Owen Dukes
                                           -------------------------------------
                                           Owen Dukes
                                           Chief Executive Officer and Director


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date: May 15, 2009                     By: /s/ Owen Dukes
                                           -------------------------------------
                                           Owen Dukes
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer)


Date: May 15, 2009                     By: /s/ Robert Zysblat
                                           -------------------------------------
                                           Robert Zysblat
                                           President, Chief Financial Officer
                                           and Director (Principal Financial
                                           Officer)


Date: May 15, 2009                     By: /s/ Nakul Sood
                                           -------------------------------------
                                           Nakul Sood
                                           Director