Form 10-Q
period 2009-04-30
Propalms, Inc.
filed 2009-06-22
CIK 1421100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) Of The Securities Exchange Act of 1934

                  For the Quarterly Period ended April 30, 2009

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period __________ to __________


                        Commission file number 000-52980


                                 Propalms, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Nevada                                       22-3351399
   ------------------------------                       -------------------
  (State or other jurisdiction of                         (IRS Employer
   incorporation or organization)                       Identification No.)


                 Unit 4, Park Farm Courtyard, Easthorpe, Malton,
                      N. Yorkshire, United Kingdom Y017 6QX
                    ----------------------------------------
                    (Address of principal executive offices)


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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 487,845,650 shares of $0.001 par value common stock outstanding as of May 31, 2009.

                                  PROPALMS INC.
                          QUARTER ENDED April 30, 2009
                                      INDEX


PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements                                     4

Consolidated Balance Sheets as of April 30, 2009 (unaudited)and
January 31, 2009                                                              4

Consolidated Statements of Operations for the three months
ended April 30, 2009 and 2008 (unaudited)                                     5

Consolidated Statements of Cash Flows for the three months
ended April 30, 2009 and 2008 (unaudited)                                     6

Notes to Financial Statements (unaudited)                                     7

ITEM 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations and Risk Factors.                                  19

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk           23

ITEM 4. Controls and Procedures                                              23

PART II. OTHER INFORMATION                                                   24

ITEM 1. Legal Proceedings                                                    24

ITEM 2. Changes in Securities                                                24

ITEM 3. Defaults upon Senior Securities                                      24

ITEM 4. Submission of Matters to a Vote of Security Holders                  24

ITEM 5. Other Information                                                    24

ITEM 6. Exhibits and Reports on Form 8-K                                     24

                      FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Form 10Q are forward looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding the plans and objectives of management for future operations. Such statements may relate to, but are not limited to, information or assumptions about known and unknown risks, sales (including pricing), income/(loss), earnings per share, operating income or gross margin improvements, return on equity, return on invested capital, capital expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, interest rates, internal growth rates, restructuring, impairment and other charges, potential losses on divestitures, impact of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings (including raw material inflation, productivity and streamlining), synergies, management's plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward looking statements. These statements generally are accompanied by words such as "intend," "anticipate," "believe," "estimate," "project," "target," "plan," "expect," "will," "should," "would" or similar statements. The Company cautions that forward looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in this 10-Q. Some of these factors are described as criteria for success. The Company"s failure to achieve, or limited success in achieving, these objectives could result in actual results differing materially from those expressed or implied in the forward looking statements. In addition, there can be no assurance that the Company has correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information the Company receives with respect to these factors is complete or correct.

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

                                  PROPALMS INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF APRIL 30, 2009 AND JANUARY 31, 2009
                                   (Unaudited)

                                                                            April-09       January-09
                                                                          ------------    ------------
                                     ASSETS

CURRENT ASSETS
   Cash & cash equivalents                                                $     12,665    $      7,622
   Accounts receivable, net                                                    131,336         148,698
   Prepaid expenses & other current assets                                      25,724          27,227
                                                                          ------------    ------------
        Total current assets                                                   169,725         183,548

PROPERTY, PLANT & EQUIPMENT, net                                                11,205          12,876
INTANGIBLE ASSETS, net                                                         399,586         415,982
                                                                          ------------    ------------

        TOTAL ASSETS                                                      $    580,516    $    612,406
                                                                          ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                  $    973,836    $    784,843
   Deferred revenue                                                            513,223          46,470
   Related party payable                                                       126,198         184,116
   Loans payable- officer                                                       10,831              --
   Notes payable                                                               801,232         801,232
                                                                          ------------    ------------
        Total current liabilities                                            2,425,320       1,816,662

LONG TERM LIABILITIES
   Notes payable                                                                53,371          54,205
   Deferred revenue                                                             73,427         459,899
                                                                          ------------    ------------
        Total long term liabilities                                            126,798         514,104
                                                                          ------------    ------------
                                                                             2,552,118       2,330,766
                                                                          ------------    ------------

COMMITMENTS & CONTINGENCIES                                                         --              --

STOCKHOLDERS' DEFICIT
   Common stock, $0.0001 par value; Authorized shares 500,000,000,
     487,845,650 shares issued and outstanding as of April 30, 2009
     497,845,650 shares issued and outstanding as of January 31, 2009           48,785          49,785
   Additional paid in capital                                                6,336,272       6,266,272
   Comprehensive gain                                                          121,142         123,579
   Accumulated deficit                                                      (8,477,800)     (8,157,995)
                                                                          ------------    ------------
        Total stockholders' deficit                                         (1,971,601)     (1,718,360)

                                                                          ------------    ------------
        TOTAL LIABILITIES & STOCKHOLDER DEFICIT                           $    580,516    $    612,406
                                                                          ============    ============


                                  PROPALMS INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2009 AND 2008
                                   (Unaudited)

                                                                    2009             2008
                                                                -------------    -------------
Revenue, net                                                    $     205,821    $     235,046
Cost of Goods Sold                                                     80,696          180,218
                                                                -------------    -------------
     Gross profit                                                     125,125           54,827
                                                                -------------    -------------
Operating Expenses:
     Research & Development                                            66,248           60,258
     Sales & Marketing                                                117,718          115,105
     General and administrative expenses                              252,489          569,109
                                                                -------------    -------------
                  Total operating expenses                            436,455          744,472
                                                                -------------    -------------

Total Loss From Operations                                           (311,330)        (689,645)
                                                                -------------    -------------
Other Income (Expense):
     Other income (expense)                                             6,005             (545)
     Interest expense                                                 (14,479)         (21,324)
                                                                -------------    -------------
                  Total other expense                                  (8,474)         (21,869)
                                                                -------------    -------------

Net Loss                                                        $    (319,805)   $    (711,514)

Other comprehensive income
     Foreign currency translation                                      (2,437)          14,373

                                                                -------------    -------------
Comprehensive Loss                                              $    (322,242)   $     (697,141)
                                                                =============    =============

Basic & diluted loss per share                                          (0.00)           (0.00)
                                                                =============    =============

Weighted average shares for computing basic & diluted
loss per share                                                    491,216,437      332,383,670
                                                                =============    =============

   Weighted average for the dilutive shares has not been calculated since the dilutive shares are anti-dilutive


                                  PROPALMS INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2009 AND 2008
                                   (Unaudited)

                                                                         2009            2008
                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                        $   (319,805)   $   (711,514)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization                                    29,829          64,949
          Stock issued/to be issued for services                               --         188,000
          Provision for bad debt                                           24,255              --
          Amortization of prepaid consulting                                   --         201,000
          Options expense                                                  69,000          69,000
          (Increase) decrease in current assets:
                      Receivables                                          (8,048)        (16,203)
                      Prepayments                                           7,274           1,487
          Increase in current liabilities:
                      Accounts payable and accrued expenses               189,220          83,181
                      Deferred income                                      64,527          10,764
                                                                     ------------    ------------
                  Net cash provided by (used in) operating
                      activities                                          (56,254)       (109,336)
                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Acquisition of property & equipment                                  --          (5,213)
                                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Repayment of note payable                                            --
          Proceeds from notes payable                                      10,970          14,817
          (Payments on)/proceeds from loans payable - officer              10,632         (60,674)
          Proceeds from issuance of shares for cash                                       185,626
                                                                     ------------    ------------
                  Net cash provided by  financing activities               21,602         139,770
                                                                     ------------    ------------

Effect of exchange rate on cash & cash equivalents                        (72,814)         (3,118)

NET INCREASE IN CASH & CASH EQUIVALENTS                                     5,043          22,103

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                  7,622          25,107

                                                                     ------------    ------------
CASH & CASH EQUIVALENTS, ENDING BALANCE                              $     12,665    $     47,210
                                                                     ============    ============
Supplementary Information:
 Cash paid during the year for:
          Interest                                                   $        753    $     15,886
                                                                     ============    ============
          Income taxes                                               $         --    $         --
                                                                     ============    ============

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

During December 2006 Jenna Lane increased its authorized common shares to 500,000,000 in order to acquire Propalms, Ltd. Jenna Lane moved from Delaware a and was reincorporated in Nevada.

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

                                  PROPALMS, INC
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by Propalms, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-Q and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K. The results of the three month period ended April 30, 2009 are not necessarily indicative of the results to be expected for the full year ending January 31, 2010.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Great Britain Pound (GBP); however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Foreign currency transaction and comprehensive income (loss)

As of April 30, 2009, the accounts of Propalms, Ltd were maintained, and its financial statements were expressed, in Great Britain Pound (GBP). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the GBP as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity.

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

                                  PROPALMS, INC
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using straight line method over the estimated useful lives of the assets, which is four years. Depreciation expense was $2,004 and $1,235 for the three month periods ended April 30, 2009 and 2008, respectively.

The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-5, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company capitalizes costs of materials, consultants, and payroll and payroll related costs for employees incurred in developing internal use computer software. These costs are included with "Computer equipment and software." Costs incurred during the preliminary project and post implementation stages are charged to general and administrative expense.

Intangible Assets

Intangible assets consist of product licenses, renewals, distributor relationships and goodwill. The Company evaluates intangible assets, goodwill and other long-lived assets for impairment, at least on an annual basis and

                                  PROPALMS, INC
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

                                  PROPALMS, INC
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Basic and Diluted Earnings Per Share

Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted loss per share were $0.00 and $0.00 for the three month periods ended April 30, 2009 and 2008 respectively.

Stock-based compensation

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair value based method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company adopted SFAS 123R and related FASB Staff Positions ("FSPs") as of February 1, 2006 and recognized stock-based compensation expense using the modified prospective method.

                                  PROPALMS, INC
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the three month periods ended April 30, 2009 and 2008,the Company incurred net losses of $319,805 and $711,514, respectively. In addition, the Company had accumulated deficit was $8,477,800 as of April 30, 2009. If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included, but were not limited to: 1) focus on sales to minimize the need for capital at this stage; 2) financial restructuring by converting part of the outstanding accounts payable to equity; 3) raising equity financing; 4) continuous focus on reductions in cost where possible.

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

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60." The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement will not have an impact on the Company's financial statements

On December 30, 2008 FASB issued FIN 48-3, "Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises". This FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain non-public enterprises as defined in paragraph 289, as

                                  PROPALMS, INC
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

amended, of FASB Statement No. 109, Accounting for Income Taxes, including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. The Company does not believe this pronouncement will impact its financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company's consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security's fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company's consolidated results of operations or financial condition.

                                  PROPALMS, INC
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending June 30, 2009. The Company is currently evaluating the requirements of these additional disclosures.

Reclassifications

Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation.

Note 3. Intangible Assets

Intangible assets consist of acquired developed software technology, acquired customer relationship, and capitalized software development costs.

The components of intangible assets at April 30, 2009 and January 31, 2009 are summarized as follows:

                                    April 30       January 31      Est. Life
                                  ------------    ------------    ------------
Developed Software Technology     $    564,276    $    485,672         5 years

Customer Relationships                 334,349         324,853        10 years

Software Development Costs             100,139         159,874         2 years
Less: Accumulated Amortization        (599,179)       (554,893)
                                  ------------    ------------
Net intangible assets             $    399,586    $    415,982
                                  ============    ============

The developed software technology and software development costs are being amortized to cost of revenues. The value of the customer relationships is being amortized to Sales and Marketing expense. The amortization for the three month periods ended April 30, 2009 and 2008 amounted to $27,825 and $63,715, respectively.

The amortization schedule for the next five years ending April 30, is as follows:

           2010                   $    133,409
           2011                         33,435
           2012                         33,435
           2013                         33,435
           2014                         33,435
                                  ------------
                                  $    267,148
                                  ============

                                  PROPALMS, INC
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Accounts payable & accrued expenses

The accounts payable and accrued expenses as of April 30, 2009 and January 31, 2009 comprised of the following:

                                    April 30        January 31
                                  ------------    ------------
Trade creditors                   $    358,064    $    265,834
Accrued expenses                       106,440         106,511
Accrued payroll taxes                  147,583          95,750
Accrued payroll                        361,749         301,759
                                  ------------    ------------
      Total                       $    973,836    $    784,843
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

At April 30, 2009, the note is in default and the remaining obligation owed to the seller was $760,000. The Company has also accrued interest on this note and included it in the accrued liabilities in the accompanying financials. This note has been presented as a current liability in the accompanying balance sheet.

On July 10, 2006 the Company received working capital loan financing from HSBC Plc. Interest is charged on a monthly basis and repayments of principal and interest are made monthly. The total principal outstanding at January 31, 2009 was $95,437. The loan is repayable over a ten year period beginning three months from July 2006 in fixed monthly installments of $3,436 per month inclusive of interest. $41,232 of the balance is presented as a current liability and $53,371 is presented as a long term liability in the accompanying financial statements. Interest is at 2.2% margin over the bank's base rate.

The maturity schedule of the loan over the next five years ending April 30 is as follows:

           2010                   $     41,232
           2011                   $     41,232
           2012                   $     12,139

                                  PROPALMS, INC
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6.   Deferred Revenue

The Company recognizes as deferred revenue, payments received before all relevant criteria for revenue recognition are satisfied. The Company renders maintenance services which often extend over a period of more than one year and the revenue pertaining to the period after one year is presented as long term liability. As of January 31, 2009, the current portion of deferred revenue amounted to $46,470 and the long term portion amounted to $459,899. As of April 30, 2009, the current portion of deferred revenue amounted to $513,223 and the long term portion amounted to $73,427.

Note 7. Stockholders Deficit

During the three month period ended April 30, 2009, the President & CEO voluntarily surrendered 10 million shares held by them. The Board authorized to cancel these shares.

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

The Company agreed to issue the investor relations firm 5,000,000 shares as prepaid fee for the period from January 1, 2009 to May 31, 2009, pursuant to the agreement. The Company terminated the agreement with the firm in February 2009 and the whole amount was expensed to consulting services for the year. These shares were valued at the fair market value of $100,000 pursuant to EITF 96-18.

The Company also issued the investor relations firm 18,406,559 shares as fee for the year ended January 31, 2009. The Company terminated the agreement with the firm in February 2009 and the whole amount was expensed to consulting services for the year. These shares were valued at the fair market value of $165,659 pursuant to EITF 96-18.

Note 8. Loans Payable- Officer

As of April 30, 2009, the Company had payables of $10,831 to officers of the Company for loans raised for working capital. These loans are non-interest bearing, unsecured and due on demand.

                                  PROPALMS, INC
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Stock Options

During the year ended January 31, 2008, the Company granted ten million options each to the CEO and President as part of the Equity Compensation Plan. The options have an exercise price of $0.05 and will expire on January 11, 2018. The options vest over a five year period at the rate of 2 million options at the end of each year. The options were valued at $1,380,000 on the date of grant pursuant to the black scholes option pricing model. The expense for the options is being recorded pursuant to SFAS 123R. During the three month periods ended April 30, 2009 and 2008, the Company recorded expense of $69,000 and $69,000.

The following assumptions have been used:

  Risk-free interest rate         2.12% - 4.13%
  Expected life of the options    2-10 year
  Expected volatility             305%
  Expected dividend yield         0%

A summary of the status of the plan is presented below:

                                                                   Aggregate
                                                   Weighted        Intrinsic
                                      Total          Price           Value
                                  ------------    ------------    ------------
Outstanding,
  January 31, 2009                  29,500,000    $       0.06              --

Granted                                     --              --              --
Cancelled                                   --              --              --
Exercised                                   --              --              --
                                  ------------    ------------    ------------
Outstanding,
  April 30, 2009                    29,500,000    $       0.06              --
                                  ============    ============    ============

Options outstanding at April 30, 2009 and related weighted average price and intrinsic value are as follows:

                            Weighted          Total
                             Average         Weighted                        Weighted
               Total        Remaining        Average                         Average        Aggregate
 Exercise     Options          Life          Exercise         Options        Exercise       Intrinsic
  Prices    Outstanding      (Years)          Price         Exercisable       Price           Value
----------  ------------   ------------    ------------    ------------    ------------    ------------
$0.05-0.10    29,500,000           7.20    $       0.06      17,500,000    $       0.06              --

Note 10. Related Party transactions

The Company has contracted certain development activity with India based Aloha Technologies, a related party. Mr. Nakul Sood is the the Managing Director of Aloha Technologies as well as a Director of the Company. All development work is

                                  PROPALMS, INC
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

performed by Aloha Technologies on a work for hire basis and the Company owns all rights title and interest in any work developed by Aloha Technologies. During the three month period ended April 30, 2009, the Company contracted services worth $70,612. As of April 30, 2009 the payable amounted to $126,198.

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

Note 11.  Commitments and Contingencies

At April 30, 2009 there were no material commitments or contingencies. The Company leases office spare in the United Kingdom on a three year lease. This lease is accounted for as an operating lease. Rental expense for this lease consisted of approximately $26,104 for the three month period ended April 30, 2009. The rent commitment for the next three years ended April 30 is as follows:

         2010                     $      6,682
         2011                           29,850
         2012                           29,850

The Company also has executive agreements with each of the President and the CEO of the Company for an annual salary of $120,000 per annum. These agreements can be cancelled when the executives reach the age of 65 years or after giving six
(6) months notice.

ITEM 2. Management's Discussion and Analysis.

Forward-Looking Statements
--------------------------

The following discussion of the financial condition and results of operation of the Company for the three month periods ended April 30, 2009 and 2008 should be read in conjunction with the selected consolidated financial data, the financial statements and the notes to those statements that are included elsewhere in this Current Report on Form 10-Q ("Form 10-Q"). Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-Q. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

The following discussions of our financial conditions and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Actual results and the timing of certain events could differ materially from those anticipated in these forward- looking statements as a result of certain factors, including:

We have a history of operating losses, and expect that such losses will continue in the future

Our stock price has been volatile and the investors could lose all of their investment

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

In October 2008 Propalms, Inc. received from FINRA clearance to begin quotations on the OTC Bulletin Board, and its ticker symbol changed to PRPM.OB

Propalms, Inc on May 12, 2008 in an all cash transaction, completed its acquisition of the source code and the customer lists of a Virtual Private Network (VPN) solution from an Indian company called vFortress. The addition of VPN capability to the Company's product offerings should result in additional revenue generation.

Comparison of Three Month Periods Ended April 30, 2009 and 2008.

The following table sets forth the results of our operations for the periods indicated:


                                                     2009            2008
                                                 ------------    ------------
NET REVENUES                                     $    205,821    $    235,086
COST OF SALES                                          80,696         180,218
     GROSS PROFIT                                     125,125          54,827

OPERATING EXPENSES:
     Research and development                          66,248          60,258
     Sales and marketing                              117,718         115,105
     General and administrative                       252,489         569,109
        Total Operating Expenses                      436,455         744,472

LOSS FROM OPERATIONS                                 (311,330)       (689,645)

OTHER INCOME (EXPENSE):
     Other income (expense)                             6,005            (545)
     Interest expense                                 (14,479)        (21,324)
        Total Other Expenses                           (8,474)        (21,869)

NET LOSS                                             (319,805)       (711,514)

OTHER COMPREHENSIVE ITEM:

     Foreign currency translation                      (2,437)         14,373

COMPREHENSIVE LOSS                               $   (322,242)   $   (697,141)


Net Revenues. For the three month period ended April 30, 2009, our net revenues decreased approximately 12% from $235,046 to $205,821 relative to the same period ended April 30, 2008 due to the decrease in the currency translation rate.

Cost of Sales. Cost of sales decreased 55% from $180,218 for the three month period ended April 30, 2008, to $80,696 for the three month period ended April 30, 2009. The decrease was due to decrease in the currency translation rate and better cost control. The Company has controlled its cost incurred in India. Also, with the modification to the software, the dependence on outside provider has reduced significantly.

Gross Profit. Gross profit increased approximately 128% from $54,827 for the three month period ended April 30, 2008 to $125,125 for the three month period ended April 30, 2009. This increase in gross profit was primarily due to the decrease in the cost of sales during the period.

Operating Expenses. For the three month period ended April 30, 2009, overall operating expenses decreased approximately 41% from $744,472 to $436,455 relative to the three month period ended April 30, 2008. This decrease was mainly due to the following:

Research and Development. Research and development expenses increased marginally by approximately 10% from $60,258 for the three month period ended April 30, 2008 to $66,248 for the same period in 2009 due to increase in the developmental activities.

Sales and Marketing Expenses. Sales and Marketing expenses increased marginally by approximately 2% from $115,105 for the three month period ended April 30, 2008 to $117,718 for the same period in 2009.

General and Administrative Expenses. General and administrative expenses were $569,109 for the three month period ended April 30, 2008, as compared to $252,489 for the three month period ended April 30, 2009, a decrease of 56%. This decrease is due to decrease in the investor relation fee and consulting fee during this period.

Net Loss. Net loss decreased approximately 55% from a net loss of $711,514 for the three month period ended April 30, 2008 to a net loss of $319,805 for the three month period ended April 30, 2009.

Liquidity and Capital Resources

At April 30, 2009, we had cash on hand of $12,665 and a working capital deficit of 1,815,799. At April 30, 2009, we had loans payable to various unrelated parties amounting to $ 854,603.

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

Cash Flows

Three month period Ended April 30, 2009 and 2008

Net cash flow provided by operating activities was $56,254 for the three month period ended April 30, 2009 and the net cash used in operations was $109,336 for the three month period ended April 30, 2008. For the three month period ended April 30, 2009, the increase in cash flows provided by operating activities was mainly attributable to a decrease in the net loss.

The Company incurred cash outflows of $5,213 in investing activities during the three month period ended April 30, 2008 as compared to none incurred in investing activities for the same period in 2009 for the purchase of property & equipment during the last year.

We raised a loan of $10,970 from unrelated parties and $10,632 from officers during the three month period ended April 30, 2009. For the same period in 2008, we raised $14,817 from unrelated parties and repaid $60,674 to related parties. We also raised $185,626 through our investor relation firm by selling shares for cash during the three month period ended April 30, 2008.

Contractual Obligations and Off-Balance Sheet Arrangements

Off Balance Sheet Arrangements

There are no off balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to the Company's stockholders.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305 of Regulation S-K, the Company is not required to provide the information required by this Item, as it is a smaller reporting company, as defined by Rule 229.10(f)(1) of Regulation S-K.

ITEM 4. Controls and Procedures.

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC=C 3(euro)(TM)s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2009.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that our management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management is responsible for establishin g and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, as of April 30, 2009, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

The Company is not a party to any legal proceeding which would be material to its business, financial condition or results of operations other than the ordinary course, routine litigation.


ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ending April 30, 2009, the Company did not sell any shares.

No shares of the Company were purchased by or on behalf of the issuer or any "affiliated purchaser," of shares or other units f any class of the issuer's equity securities that is registered by the issuer pursuant to Section 12 of the Securities Exchange Act.

ITEM 3. Defaults Upon Senior Securities.

None.

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

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibits                Description

 31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Propalms, Inc.


June 22, 2009                          /s/ Robert Zysblat
-----------------------                -----------------------------------------
Date                                   Robert Zysblat, President


June 22, 2009                          /s/ Owen Dukes
-----------------------                -----------------------------------------
Date                                   Owen Dukes, CEO